Form 10-Q
period 2024-09-30
Aureus Greenway Holdings Inc
filed 2024-12-13
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 333-280340

Aureus Greenway Holdings Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0418678
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2995 Remington Boulevard

Kissimmee, Florida 34744

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code (407) 344 4004

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The registrant had 10,880,000 of the registrant’s common stock per value $0.001 per share, issued and outstanding as of December 13, 2024.

Forward-Looking Statements

This quarterly report (the “Quarterly Report”) of Aureus Greenway Holdings Inc. (“we,” “us,” “our,” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and completion of business operations in the future; projected costs; expectations regarding demand and use of our golf country clubs; estimated costs related to maintain our facilities; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; and trends relating to our industry.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with competitors, new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	competition from other golf country clubs, costs associated with maintain our golf country clubs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the lingering effects of the COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;
●	the ability of our infrastructure systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the golf country club industry;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in the golf country club industry;
●	inability to advertise or market services and products at our gold country clubs or develop new services or add new products that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inability to succeed in establishing, maintaining and strengthening our brand;
●	disruption of supply or shortage of raw materials relating to the upkeep and maintenance of our gold country clubs;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in the Company’s registration statement on Form S-1, as amended, filed with the SEC on June 20, 2024.

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws.

INDEX

Page
Item 1. Interim Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2024 (Unaudited) and December 31, 2023	5
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2024 and September 30, 2023	6
Unaudited Condensed Consolidated Statements of Changes in Equity for the Three Months and Nine Months Ended September 30, 2024 and September 30, 2023	7
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023	8
Notes to the Unaudited Condensed Consolidated Financial Statements	9

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$502,161	$646,294
Accounts receivable, net	18,740	36,299
Inventories, net	55,054	55,704
Deferred offering costs	574,840	252,964
Other current assets	125	125
Total current assets	1,150,920	991,386

Non-current assets
Property and equipment, net	3,134,646	3,054,921
Prepayment for acquisition of property and equipment	-	103,436
Operating lease right-of-use assets	860,813	363,296
Deferred tax assets	215,212	236,130
Total non-current assets	4,210,671	3,757,783
Total Assets	$5,361,591	$4,749,169

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$333,224	$495,930
Contract liabilities - deferred revenue	137,336	158,429
Bank and other borrowings – current	109,100	135,970
Operating lease liabilities – current	227,597	222,275
Due to related parties	2,416,320	1,651,407
Total current liabilities	3,223,577	2,664,011

Non-current liabilities
Bank and other borrowings - non-current	110,124	649,345
Operating lease liabilities - non-current	633,216	141,021
Deferred tax liabilities	93,367	48,156
Total non-current liabilities	836,707	838,522
Total Liabilities	4,060,284	3,502,533

Commitments and contingencies

Stockholder’s Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 10,880,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10,880	10,880
Additional paid in capital	2,082,456	2,082,456
Subscription receivables	(18,160)	(18,160)
Accumulated deficit	(783,869)	(838,540)
Total Stockholder’s Equity	1,301,307	1,246,636
Total Liabilities and Stockholder’s Equity	$5,361,591	$4,749,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars, except for the number of shares)

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue
Golf operations	$295,042	$300,191	$1,974,651	$2,247,862
Sales of food and beverage	107,707	108,846	499,792	530,012
Sales of merchandise	15,627	19,780	91,451	107,861
Ancillary revenue	18,523	10,657	73,177	67,201
Total revenue	436,899	439,474	2,639,071	2,952,936

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	323,530	264,694	1,030,225	845,496
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	32,722	32,789	146,762	159,111
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	8,233	13,418	42,317	68,611
Salaries and benefits	139,420	128,883	517,063	543,979
Depreciation	50,353	44,068	150,391	129,176
Other general and administration expenses	162,374	240,653	646,711	587,030
Total operating costs	716,632	724,505	2,533,469	2,333,403

(Loss) income from operations	(279,733)	(285,031)	105,602	619,533

Other income (expense)
Interest expense	(5,104)	(7,571)	(21,586)	(21,823)
Other income	7,517	6,257	36,784	20,477
Total other income (expense), net	2,413	(1,314)	15,198	(1,346)

(Loss) income before income tax	(277,320)	(286,345)	120,800	618,187

Income tax (benefits) expense	(71,708)	(57,129)	66,129	(91,141)

Net (Loss) Income	$(205,612)	$(229,216)	$54,671	$709,328

Comprehensive (Loss) Income	$(205,612)	$(229,216)	$54,671	$709,328

(Loss) earnings per common share
Basic and diluted	$(0.02)	$(0.02)	$0.01	$0.07
Weighted average number of common shares outstanding
Basic and diluted	10,880,000	10,880,000	10,880,000	10,880,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2022 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(1,224,668)	$860,508

Net income	-	-	-	-	-	-	938,544	938,544
Balance, June 30, 2023 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(286,124)	$1,799,052

Net loss	-	-	-	-	-	-	(229,216)	(229,216)
Balance, September 30, 2023 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	(515,340)	1,569,836

Balance, December 31, 2023 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(838,540)	$1,246,636
Net income	-	-	-	-	-	-	260,283	260,283
Balance, June 30, 2024 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(578,257)	$1,506,919

Net loss	-	-	-	-	-	-	(205,612)	(205,612)
Balance, September 30, 2024 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	(783,869)	1,301,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$54,671	$709,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,391	129,176
Unpaid director’s remuneration	40,000	110,000
Changes in operating assets and liabilities:
Accounts receivable	17,559	25,671
Inventories	650	9,484
Deferred tax assets	20,918	(100,940)
Accounts payable and accrued liabilities	(162,706)	6,987
Contract liabilities - deferred revenue	(21,093)	(1,085)
Deferred tax liabilities	45,211	9,799
Net Cash Provided by Operating Activities	145,601	898,420

Cash Flows from Investing Activities:
Purchase of property and equipment	(126,680)	(183,710)
Net Cash Used in Investing Activities	(126,680)	(183,710)

Cash Flows from Financing Activities:
Proceeds from related party loan	934,913	267,500
Repayments to related party loan	(210,000)	(1,035,100)
Proceeds from bank and other borrowings	-	87,199
Repayments of bank and other borrowings	(566,091)	(61,808)
Deferred offering costs	(321,876)	(197,500)
Net Cash Used in Financing Activities	(163,054)	(939,709)

Net change in cash and cash equivalents	(144,133)	(224,999)
Cash and cash equivalents, beginning of period	646,294	693,151
Cash and cash equivalents, end of period	$502,161	$468,152

Supplemental cash flow information:
Cash paid for interest	$21,586	$21,823
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Aureus Greenway Holdings Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024 and 2023

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. We conduct business activities principally through our wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of September 30, 2024, we own and operate two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

Pine Ridge Group Limited (“Pine Ridge”) was acquired by Mr. Cheung Chi Ping from independent third parties on December 31, 2013.

Chrome Field I, Inc. (“Chrome I”) was incorporated on December 24, 2013 in the State of Delaware. Chrome I the is sole member of FSC Clearwater, LLC (“Clearwater I”) which was incorporated in the State of Florida on January 21, 2014. Clearwater I owns and operates Kissimmee Bay Country Club, a privately-owned golf course that is open to the general public.

Chrome Field II, Inc. (“Chrome II”) was incorporated on April 13, 2014 in the State of Delaware. Chrome II the is sole member of FSC Clearwater II, LLC (“Clearwater I”) which was incorporated in the State of Florida on March 20, 2014. Clearwater II owns and operates Remington Golf Club, a privately-owned golf course that is open to the general public.

A group reorganization of the legal structure was completed on January 17, 2024. As the Group were under same control of the shareholders and their entire equity interests were also ultimately held by the shareholders immediately prior to the group reorganization, the consolidated statements of operations and comprehensive income (loss), consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows are prepared as if the current group structure had been in existence throughout the nine months ended September 30, 2024 and 2023.

As at the date of this report, details of the subsidiaries company are as follows:

Name	Place and date of formation	Ownership	Principal activity
Pine Ridge Group Limited (“Pine Ridge”)	British Virgin Islands	100% (directly)	Investment holding
Chrome Fields I, Inc. (“Chrome I”)	Delaware	100% (indirectly)	Investment holding
Chrome Fields II, Inc. (“Chrome II”)	Delaware	100% (indirectly)	Investment holding
FSC Clearwater, LLC (“Clearwater I”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Kissimmee Bay Country Club)
FSC Clearwater II, LLC (“Clearwater II”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Remington Golf Club)

On November 20, 2024, the Company has undergone effective for its registration statement on S-1 for its intended listing on Nasdaq.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All significant inter-company transactions and balances between members of the Group are eliminated upon consolidation.

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2024, and results of operations and cash flows for the nine months ended September 30, 2024 and 2023. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and related notes included in the Company’s audited consolidated financial statements included and filed in registration statements on S-1.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for expected credit loss, allowance for deferred tax assets, the useful lives and impairment assessment of property and equipment and estimated incremental borrowing rate of lease. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of September 30, 2024 and December 31, 2023, the Company had cash of $502,161 and $646,294, respectively, and did not have cash equivalents.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of September 30, 2024, was approximately $444,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of September 30, 2024 and December 31, 2023, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of September 30, 2024 and December 31, 2023 were subsequently settled before the report date.

Inventories, net

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears, food and beverages and we value inventories using the lower first-in, first-out (“FIFO”) method and net realizable value, which is generally based on the selling price expectations of the merchandise goods. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. For foods and beverages, the turnaround time is short, usually within one to two weeks. For the merchandise goods, all goods are aged less than one year and the Company will offer discounts to customers to speed the selling but higher than that of purchase price. As of September 30, 2024 and December 31, 2023, no obsolescent goods were noted.

Deferred offering costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to stockholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of income. As of September 30, 2024 and December 31, 2023, the Company deferred $574,840 and $252,964 of offering costs. Such costs will be deferred until the closing of the IPO, at which time the deferred costs will be offset against the offering proceeds and recognized in equity of the Company.

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and any impairment losses. Property and equipment, consisting of land, buildings, properties improvements, equipment, furniture and fixture. We capitalize costs that materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Land is not depreciated.

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	15 years
Building and recreational facilities	39 years
Properties improvements	5-7 years
Furniture and equipment	5-7 years

The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2024 and December 31, 2023, no impairment of long-lived assets was recognized.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, current portion of bank and other borrowings and lease liabilities and amount due to related party are approximate fair value due to their short-term nature. Non-current portion of bank and other borrowings and lease liabilities have been calculated by discounting the expected future cash flows using rates currently available for instruments with similar terms, credit risk and remaining maturities. The changes in fair value as a result of the Group’s own non-performance risk for bank and other borrowings and lease liabilities as of September 30, 2024 and December 31, 2023 were assessed to be insignificant.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of September 30, 2024 and December 31, 2023 are accounted for as operating leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Any lease with a term of 12 months or less is considered short-term. As permitted by ASC 842, short-term leases are excluded from the ROU assets and lease liabilities on the consolidated balance sheets. Consistent with all other operating leases, short-term lease expense is recorded on a straight-line basis over the lease term.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances.

Accrued Liabilities

Accrued liabilities primarily include accrued property tax and sales tax and other accrual and payable for the operation of the ordinary course of business.

Bank and Other Borrowings

Borrowings are initially recognized at fair value, net of upfront fees incurred. Borrowings are subsequently measured at amortized cost. Any difference between the proceeds (net of transaction costs) and the redemption amount is recognized in statements of operations over the period of the borrowings using the effective interest method.

Related Parties

The Company adopted ASC Topic 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence of the same party, such as a family member or relative, shareholder, or a related corporation.

The details of related party transactions during the nine months ended September 30, 2024 and 2023 and balances as of September 30, 2024 and December 31, 2023 are set out in the Note 9.

Revenue Recognition

All revenue recognized in the consolidated statements of operations is considered to be revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

The Company recognizes revenue when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of promised goods or services are transferred to customers. Revenue is measured as the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include such estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available. The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis and excludes these amounts from revenues.

In addition, the Company defers certain costs to fulfill the Company’s contracts with customers to the extent such costs relate directly to the contracts, are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contracts, and are expected to be recovered through revenue generated under the contracts. Contract fulfillment costs are incurred as the Company satisfies the related performance obligations.

Revenue from golf operations

There are two types of service charges maintained by the Company, the players can either (1) subscribe to the entertainment services  for a period of time of one year at a discount (i.e. annual subscription green fees); or (2) purchase the services at the counter by one-time payment (i.e. one-time green fees). The golf courses are open to public and hence our customers include both local and overseas citizens. The charges comprise of both the cart fee and fees for playing in the golf course, which is fixed without variable consideration, and the customers either pay via cash or credit card. The entire service fee from customers is non-refundable and required to be paid in advance.

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of September 30, 2024 and December 31, 2023, the Company recorded contract liabilities - deferred revenue of $137,336 and $158,429, respectively.

One-time green fees require the Company to provide to a patron access to a designated 18-hole golf course and cart to play a single round of golf subject to non-hazardous weather conditions that is expected to be completed before sunset of the day of booking of that tee time. Management believes access to the golf course and the card constitute a single performance obligation as either service is not available to be purchased separately. Payments for tee times are non-refundable and are received via cash or credit card immediately prior to the initiation of the patron playing the round of 18-hole golf; therefore, and one-time green fees are not refundable. Typically, in the event that weather is not expected to permit the patron to play and complete the single round of golf, the Company will not undertake the transaction and take payment from the patron. The one-time green fees are fixed and there is no variable consideration.

Sales of merchandise, food and beverage

Golf course patrons regularly buy golf balls, clothing, paraphernalia, and gloves, or will enjoy food and beverage offered at the clubhouses. Patrons make orders at the counter. The price is fixed without variable consideration. The Company recognizes revenue when the merchandise or food and beverage are delivered, net of discounts, if any and control of the product has been passed to the customer. If the clothing or wearables have product defects, they are subject to exchange, but all sales are final and not subject to return. Product delivery is evidenced by a payment receipt record. Payments are settled via cash or credit card. The respective revenue is recognized at a point in time. There are no warranties, sales returns and refunds after the orders are delivered to the customers at the counter.

Ancillary revenue

Ancillary revenue represented the lease of its clubhouse for several hours for events held by associations or individuals such as golf tournaments and lease of golf club to individuals for one day playing golf in the Company’s golf course. The revenue was recognized upon services were rendered (i.e. on daily basis when the venue or golf club was used that day). Deposit was received in advance for booking of clubhouse and recognized as contract liabilities – deferred income upon receipt and recognized as revenue in the statements of income when service was rendered or no show after booking. Deposit received is non-refundable.

Operating Costs

Golf operating costs consist of costs associated with golf course upkeep expenses and are expensed as incurred.

Other General and Administrative Expense

Other General and administrative expense consists of audit fees for initial public offering, costs associated with corporate and administrative functions that support development and operations.

Income Tax

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty In income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.

As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2024 and 2023, respectively.

Earnings Per Share

The Company computes earnings per share, or EPS, in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the nine months ended September 30, 2024 and 2023, there were no dilutive shares.

Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different products or services. Based on management’s assessment, the Company has determined that it has only one operating segment. All assets of the Company are located in Florida and all revenue is generated from Florida.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred, and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). ASU No. 2021-01 is an update of ASU No. 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR. Regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU No. 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU No. 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU No. 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. On December 21, 2022, the FASB issued a new Accounting Standards Update ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extends the sunset (or expiration) date of ASC Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The Company does not expect the cessation of LIBOR to have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to compare entities subject more easily to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently evaluating the impact the adoption of ASU 2023-06 will have on its unaudited condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. We are currently evaluating the impact the adoption of ASU 2023-06 will have on its unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740), Improvements to Income Tax Disclosures, which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The ASU should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impact the adoption of ASU 2023-09 will have on its unaudited condensed consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 – Revision

The Company determined that previously issued consolidated financial statements for the year ended December 31, 2023 contained in the Company’s Confidential Draft Registration Statement No. 2 of Form S-1 filed on March 26, 2024 required the recognition of deferred tax liabilities on the accelerated depreciation of property and equipment in the consolidated financial statements. The revision is to properly reflect the tax position of the Company as of December 31, 2023. These revisions had increased the Company’s total liabilities as of December 31, 2023 by $48,156, and decreased the Company’s net income for the year ended December 31, 2023 by $27,292. There is no impact on the consolidated statements of cash flows for the year ended December 31, 2023.

The effects of these items in the Company’s previously issued consolidated balance sheets as of December 31, 2023 are summarized as follows:

	December 31, 2023
	Previously
	Reported	Revisions	Revised
Total non-current liabilities	$790,366	$48,156	$838,522
Total Liabilities	3,454,377	48,156	3,502,533
Total Stockholder’s Equity	1,294,792	(48,156)	1,246,636

The effects of these items in the Company’s previously issued consolidated statements of income and comprehensive income for the year ended December 31, 2023 are summarized as follows:

	Year ended December 31, 2023
	Previously
	Reported	Revisions	Revised
Net Income	$413,420	$(27,292)	$386,128
Comprehensive Income	413,420	(27,292)	386,128
Earnings per common share
Basic and diluted	0.08	(0.01)	0.07

Note 4 – Inventories, net

As of September 30, 2024 and December 31, 2023, the inventories of finished goods consisted of the following:

	September 30,	December 31,
	2024	2023
Merchandise goods	$32,272	$34,336
Food and beverage	22,782	21,368
Less: Impairment of obsolete goods	-	-
	$55,054	$55,704

Note 5 – Property and Equipment, net

As of September 30, 2024 and December 31, 2023, the property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Land	$444,906	$444,906
Buildings and recreational facilities	2,262,814	2,242,904
Properties improvements	1,933,018	1,790,213
Furniture and equipment	190,288	128,888
	4,837,026	4,606,911
Less - accumulated depreciation	(1,702,380)	(1,551,990)
	$3,134,646	$3,054,921

Depreciation expenses for the nine months ended September 30, 2024 and 2023, were $150,391 and $129,176, respectively.

Note 6 – Accounts Payables and Accrued Liabilities

As of September 30, 2024 and December 31, 2023, the accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$216,242	$329,655
Credit cards payables	17,926	49,019
Sales tax payable	18,447	20,050
Property tax payable	68,966	97,206
Accrual for salaries	11,643	-
	$333,224	$495,930

Note 7 – Bank and Other Borrowings

As of September 30, 2024 and December 31, 2023, the bank and other borrowings consisted of the following:

		Principal		Fixed Interest	September 30,	December 31,
Initiation date	Loan No.	Amount	Maturity date	Rate	2024	2023
May 13, 2020	#1	$500,000	April 13, 2050	3.75%	$-	$488,961
May 17, 2022	#2	$25,050	August 1,2025	5.50%	7,452	13,975
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	53,461	91,202
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	68,327	74,089
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	89,984	117,088
Total loans payable					219,224	785,315
Current portion					(109,100)	(135,970)
Non-current portion					$110,124	$649,345

Notes:

(1)	Loan #1 is guaranteed by Cheung Chi Ping (“Mr. Cheung”), director of the Company, and Chrome I and secured by all intangible and tangible personal property of Mr. Cheung.
(2)	Loan #2 is secured by the land of the golf course of the Company.
(3)	Loan #3 is secured by the buildings of the golf clubs of the Company.
(4)	Loan #4 is secured by the golf course and repayable in eight years
(5)	Loan #5 is secured by the land and building of the golf clubs of the Company.

During the nine months ended September 30, 2024 and 2023, the Company recognized interest expenses of $21,586 and $21,823, respectively.

Future minimum payments under bank and other borrowings at September 30, 2024 were as follows:

Year ending December 31,	Total
2024 (excluding the nine months ended September 30, 2024)	$26,739
2025	94,196
2026	49,225
2027	9,661
2028	10,456
Thereafter	28,947
Total bank and other borrowings	$219,224

Note 8 – Leases

During the nine months ended September 30, 2024 and 2023, the Company had six operating lease agreements for a period of 4 years to 5 years. The leases were for corporate office, golf carts and golf equipment.

The components of leases related expenses charged to statements of income were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	59,476	57,986	$173,448	$173,148

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$173,448	$173,148
Weighted average discount rate	4.84%	3.41%
Weighted average remaining lease term (years)	4.33	2.17

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
Operating lease right-of-use asset	$860,813	$363,296
Operating lease liabilities:
Current portion	227,597	222,275
Non-current portion	633,216	141,021
	$860,813	$363,296

Future minimum lease payments under operating leases as of September 30, 2024 were as follows:

Year ending December 31,
2024 (excluding nine months ended September 30, 2024)	$68,672
2025	250,446
2026	205,114
2027	161,880
2028	161,880
Thereafter	107,920
$955,912
Less imputed interest	(95,099)
Operating lease liabilities	$860,813

Note 9 – Related Party Transactions

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping	Shareholder of the Company
Mr. Cheung Chi Ping	Shareholder and Director of the Company
Mr. Cheung Yick Chung	Shareholder of the Company

Amounts due to related parties

Amounts due to related parties consists of the following:

		September 30,	December 31,
Name	Nature	2024	2023
Mr. Cheung Ching Ping	Interest-free listing expense loans (1)	$965,777	$520,964
Mr. Cheung Ching Ping	Interest-free shareholder’s loans (2)	612,272	472,272
Mr. Cheung Chi Ping	Interest-free shareholder’s loans (2)	489,917	377,817
Mr. Cheung Chi Ping	Director’s remuneration (3)	225,900	185,900
Mr. Cheung Yick Chung	Interest-free shareholder’s loans (2)	122,454	94,454
		$2,416,320	$1,651,407

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of the listing of our common stock on Nasdaq, or December 31, 2024. As of September 30, 2024 and December 31, 2023, amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $965,777 and $520,964.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of September 30, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $612,272, $489,917 and $122,454, respectively. As of December 31, 2023, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $472,272, $377,817 and $94,454, respectively.

(3)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the nine months ended September 30, 2024 and 2023, the Company charged $40,000 and $110,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of income. The balance is interest-free, unsecured and repayable on demand. As of September 30, 2024 and December 31, 2023, outstanding director’s remuneration was $225,900 and $185,900, respectively.

Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung signed an undertaking that no demand on repayment from the Company since December 31, 2022 and the balances will be fully settled upon listing of the Group.

Note 10 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the nine months ended September 30, 2024 and 2023 are disclosed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Over time:
Golf operations – annual subscription green fees	80,788	39,140	$231,168	$181,688

Point in time:
Golf operations – one-time green fees	214,254	261,051	1,743,483	2,066,174
Sales of food and beverage	107,707	108,846	499,792	530,012
Sales of merchandise	15,627	19,780	91,451	107,861
Ancillary revenue	18,523	10,657	73,177	67,201
	356,111	400,334	2,407,903	2,771,248

	436,899	439,474	$2,639,071	$2,952,936

Note 11 – Stockholders’ Equity

Preferred stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001. 20,000,000 preferred shares have been designated.

Series A Preferred Stock

The Company has designated 20,000,000 preferred shares, par value $0.001, as Series A Preferred Stock. Initially, holders of series A preferred stock would have 20 voting rights for each series A preferred stock on any matter which action of the stockholders of the corporation is sought. The series A preferred stock will vote together with the common stock. Common stock and series A preferred stock are not convertible into each other. Holders of series A preferred stock are not entitled to receive dividends. The series A preferred stock does not have liquidation preference over the Company’s common stock, and therefore ranks pari passu with the Common Stock in the event of liquidation.

On January 17, 2024, 5,000,000 shares of Series A Preferred Stock was issued to Ace Champion, 4,000,000 shares of Series A Preferred Stock was issued to Chrome Fields Asset Management LLC, wholly-owned by Mr. Cheung Chi Ping and 1,000,000 shares of Series A Preferred Stock was issued to Trendy View, at an aggregate cash consideration of $10,000. As a result, as of September 30, 2024 and December 31, 2023 and 2022, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the unaudited condensed consolidated financial statements as discussed in Note 1

Common stock

The Company has authorized 450,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the shareholders of the Company is sought.

The Company issued 5,440,000 shares of common stock for the exchange of 100 ordinary shares owned by the shareholder of our acquired subsidiary, Pine Ridge.

On January 17, 2024, the Company allotted 6,800,000 shares of common stock at par value $0.001 of the Company to Ace Champion Investments Limited (“Ace Champion”), a company formed under the laws of the British Virgin Islands, which is wholly-owned by Mr. Cheung Ching Ping, brother of Mr. Cheung Chi Ping; and the Company allotted 1,360,000 shares of common stock at par value $0.001 to Trendy View Assets Management (“Trendy View”), a company formed under the laws of the British Virgin Islands, which is wholly-owned by Mr. Cheung Yick Chung and Ms. Chan Lee, parents of Mr. Cheung Chi Ping. Total consideration for the subscription was $8,160. Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung and Ms. Chan Lee are collectively considered as Mr. Cheung’s family. After the allotment, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung and Ms. Chan Lee are ultimately holding 50%, 40% and 10% of the common stock of the Company.

On June 11, 2024, the Board of Directors approved to effect a 1.25-for-1 reverse stock split for the issued common stocks, such that every holder of 1.25 shares of common stock of the Company shall receive 1 share of common stock resulting in the issued common stocks to be 10,880,000 which are being held by Ace Champion of 5,440,000 shares of common stock, Chrome Fields of 4,352,000 shares of common stock and Trendy View of 1,088,000 shares of common stock.

As a result, as of September 30, 2024 and December 31, 2023, 10,880,000 shares of common stock are issued and outstanding. All the above transactions have been retrospectively reflected in the unaudited condensed consolidated financial statements as discussed in Note 1.

Note 12 – Income Tax

The Company provides for income tax under ASC 740, “Income Taxes” under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company is incorporated in the State of Nevada and is not subject to tax on income or capital gains under current Nevada law. In addition, upon payments of dividends by these entities to their shareholders, no Nevada withholding tax will be imposed.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the nine months ended September 30, 2024 and 2023 are as follows:

Taxation in the statements of income represents:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Tax provision for the period:
Current	$-	$-	$-	$-
Deferred
● Federal statutory tax
- Deferred tax assets
- recognition of prior year NOLs	$-	$-	$-	$(217,364)
- utilization of NOLs brought forward	-	-	13,747	54,213
- utilization of NOLs recognized during the period for prior year NOLs	-	-	-	80,418
- overprovision of DTA for first half year	(82,884)	(49,768)	-	-
- Deferred tax liabilities
- recognition for the period	26,059	4,525	38,657	10,376
	(56,825)	(45,243)	52,404	(72,357)
● State of Florida tax
- Deferred tax assets
- recognition of prior year NOLs	-	-	-	(56,711)
- utilization of NOLs brought forward	-	-	7,171	15,738
- utilization of NOLs recognized during the period for prior year NOLs	-	-	-	22,766
- overprovision of DTA for first half year	(20,508)	(11,927)	-	-
- Deferred tax liabilities
- recognition for the period	5,625	41	6,554	(577)
	(14,883)	(11,886)	13,725	(18,784)

Total income tax (benefits) expenses	(71,708)	(57,129)	$66,129	$(91,141)

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of income to the federal statutory rate of 21% for the nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effect of state of Florida tax	5.0%	(0.2)%	11.4%	6.1%
Effect of state of Nevada tax	0.0%	0.0%	0.0%	0.0%
Effect of British Virgin Islands tax	0.0%	0.0%	0.0%	0.0%
Permanent difference	0.0%	0.0%	0.0%	0.1%
Effect of deferred tax assets for prior years NOLs recognized in the current period at Federal statutory tax rate	0.0%	0.0%	0.0%	(35.2)%
Effect of deferred tax assets for prior years NOLs recognized in the current period at state of Florida tax rate	0.0%	0.0%	0.0%	(9.2)%
Tax holiday*	0.0%	0.0%	22.3%	0.0%
Effective tax rate	26.0%	20.8%	54.7%	(17.1)%

*	Tax holiday represented the audit fee expenses in relation to IPO incurred by the Company which is incorporated in the state of Nevada which is not subject to state income tax.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	September 30, 2024	December 31, 2023
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the period/year	$40,173	$21,058
Recognized during the period/year	38,657	19,115
End of the period/year	78,830	40,173
State of Florida tax:
Beginning of the period/year	7,983	(194)
Recognized during the period/year	6,554	8,177
End of the period/year	14,537	7,983
Deferred tax liabilities	$93,367	$48,156

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the period/year	$195,391	$68,914
Recognized during the period/year	-	217,364
Utilized during the period/year	(13,747)	(90,887)
End of the period/year	181,644	195,391

State of Florida tax:
Beginning of the period/year	$40,739	4,659
Recognized during the period/year		56,711
Utilized during the period/year	(7,171)	(20,631)
End of the period/year	33,568	40,739

Less: valuation allowance	-	-
Deferred tax assets, net	$215,212	$236,130

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of September 30, 2024, the Company had $812,121 of NOLs which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

Note 13 – Risk and Uncertainties

Credit Risk

The Company’s principal financial assets are cash and cash equivalents and accounts receivables. The Company’s credit risk is primarily concentrated in its cash which is held with institutions with a high credit worthiness. The Company has not experienced losses on their accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of September 30, 2024 and December 31, 2023 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of September 30, 2024 and December 31, 2023, the Company owed 81% and 85% of accounts payable to a key supplier, respectively.

For the nine months ended September 30, 2024 and 2023, one vendor accounted for 32% and 28% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the nine months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, one vendor accounted for 36% and 28% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended September 30, 2024 and 2023, respectively.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as its financial liabilities carry interest at fixed rates.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will always have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation.

Typically, the Company ensures that it has sufficient cash on demand to meet expected operational expenses for a period of twelve months, including through operations and financial support from our stockholders and financial institutions. We are continuing to focus on improving operational efficiency and cost reductions and enhancing efficiency, as well as servicing of financial obligations: this excludes the potential impact of extreme circumstances that cannot reasonably be predicted, such as natural disasters. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

Note 14 – Commitments and Contingencies

Lease Commitments

We entered into operating leases for corporate office, golf carts and golf equipment for terms of four to five years. Our commitments for minimum lease payment under these operating leases as of September 30, 2024 are listed in section “Note 8 — “Leases”.

Litigation

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, we do not believe that the ultimate outcome of any unresolved matters, individually and in the aggregate, is reasonably possible to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. We record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review the need for any such liabilities on a regular basis.

Note 15 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2024 up through December 13, 2024, which is the date that these unaudited condensed consolidated financial statements are available to be issued, there were no other any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “we,” “us” or “our” are references to the combined business Aureus Greenway Holdings Inc. and its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

General Overview of Operations

We own and operate two public golf country clubs in Florida that we acquired in 2014. Our golf country clubs include two golf-courses with over 13,000 yards of combined fairways, clubhouses boasting food and beverage options, aquatic golf ranges, and pro shops to assist any level of golfers. Our two golf country clubs are situated on over 289 acres of multi-service recreational property.

Each of our golf country clubs is organized into four revenue streams: (i) golf operations, (ii) sales of food and beverage; (iii) sales of merchandise; and (iv) ancillary income.

Management’s Plans

Over the next twelve months, we plan to continue to promote, market, manage and operate our golf country clubs with the intent to (i) attract and retain customers across a number of demographic groups to further develop customer loyalty and capture a greater share of customers in the greater Orlando Florida region and (ii) increase revenue from managing and operating our golf country clubs.

We believe attracting and retaining customers while increasing customer engagement and loyalty by providing what we believe to be a high quality golfing experience will drive our revenue. Drivers of our revenue growth will require further steps to maintain and build on quality experiences at our golf country clubs. To achieve the foregoing, we intend to focus on:

●	Renovating and modernizing our golf country clubs to promote more enjoyable use of our facilities;
●	Retaining new regional customers from the growth of the surrounding greater Orlando Florida region through marketing efforts; and
●	Expanding our portfolio through regional country club acquisitions.

Key Factors Affecting our Results of Operations

a.	Seasonality and weather

Our businesses are subject to seasonality and typically the first quarter of each year is our busiest season of the year. Then, even during our busy season, our business activities are affected by weather conditions. In 2023, we believe that we experienced very few rainy days during the first quarter making almost every day of the busiest season a suitable day for playing golf.

b.	Cost of maintenance due to inflation

Our maintenance contract with our major vendor, SSS Down to Earth, LLC (“DTE”) an independently contracted country club consultancy and golf maintenance company, was only renewed in 2022 and the renewed contractual price did not fully reflect the inflationary environment that subsequently impacted the labor, fertilizer and chemical markets. In order to maintain our golf courses at a quality level that is consistent with our price points, after thorough discussions with the management of DTE, we had agreed to increase our contract price with DTE by a total of $200,000 starting in October 2023. This increase did not fully impact our cost basis in 2023 but will be in 2024. The maintenance cost and contract with DTE may be subject to further increases in 2024 if the inflationary environment continues to impact our maintenance needs.

Basis of Presentation

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All significant inter-company transactions and balances between members of the Group are eliminated upon consolidation.

Critical Accounting Policies, Judgments and Estimates

We have identified certain accounting policies that are significant to the preparation of our Group’s financial information. Some of our accounting policies involve subjective assumptions and estimates, as well as complex judgements relating to accounting items. In each case, the determination of these items requires management judgements based on information and financial data that may change in future periods. When reviewing our financial statements, you should consider: (i) our selection of accounting policies; and (ii) the results to changes in conditions and assumptions. We set forth below those accounting policies that we believe are of critical importance to us or involve the most significant estimates and judgements used in the preparation of our Group’s financial statements.

Results of Operations (For the Three and Nine Months Ended September 30, 2024 and 2023)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue
Golf operations	295,042	300,191	$1,974,651	$2,247,862
Sales of food and beverage	107,707	108,846	499,792	530,012
Sales of merchandise	15,627	19,780	91,451	107,861
Ancillary revenue	18,523	10,657	73,177	67,201
Total revenue	436,899	439,474	2,639,071	2,952,936

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	323,530	264,694	1,030,225	845,496
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	32,722	32,789	146,762	159,111
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	8,233	13,418	42,317	68,611
Salaries and benefits	139,420	128,883	517,063	543,979
Depreciation	50,353	44,068	150,391	129,176
Other general and administration expenses	162,374	240,653	646,711	587,030
Total operating costs	716,632	724,505	2,533,469	2,333,403

(Loss) income from operations	(279,733)	(285,031)	105,602	619,533

Other income (expense)
Interest expense	(5,104)	(7,571)	(21,586)	(21,823)
Other income	7,517	6,257	36,784	20,477
Total other income (expense), net	2,413	(1,314)	15,198	(1,346)

(Loss) income before income tax	(277,320)	(286,345)	120,800	618,187

Income tax (benefits) expenses	(71,708)	(57,129)	66,129	(91,141)

Net (Loss) Income	(205,612)	(229,216)	$54,671	$709,328

Revenue

Revenues disaggregated by major revenue streams for the three and nine months ended September 30, 2024 and 2023 are disclosed in the table below:

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Changes		September 30,		Changes
	2024	2023	$	%	2024	2023	$	%
Golf operations
– annual membership dues	80,788	39,140	41,648	106%	$231,168	$181,688	$49,480	27%
– one-time green fees	214,254	261,051	(46,797)	(18)%	1,743,483	2,066,174	(322,691)	(16)%
Sales of food and beverage	107,707	108,846	(1,139)	(1)%	499,792	530,012	(30,220)	(6)%
Sales of merchandise	15,627	19,780	(4,153)	(21)%	91,451	107,861	(16,410)	(15)%
Ancillary revenue	18,523	10,657	7,866	74%	73,177	67,201	5,976	9%
	436,899	439,474	(2,575)	(1)%	$2,639,071	$2,952,936	$(313,865)	(11)%

Comparison for the nine months ended September 30, 2024 and 2023

Our revenue is mainly comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $313,865 or 11% was mainly due to the decrease in one-time green fees from golf operations and the associated sales of food and beverage and merchandise.

Revenue from golf operations decreased by $273,211 or 12% from $2,247,862 for the nine months ended September 30, 2023 to $1,974,651 for the nine months ended September 30, 2024, which was mainly driven by the decrease in one-time green fees from golf operations by $322,691 or 16%, slightly net off by the increase in annual membership dues by $49,480 or 27%.

Revenue from annual membership dues slightly increased by $49,480 or 27% mainly due to the increase in demand from customers who paid annual membership dues for the nine months ended September 30, 2024.

One-time green fees from golf operations accounted for 66% and 70% of total revenue for the nine months ended September 30, 2024 and 2023 respectively. Decrease in one-time greens fees by 16% resulted from the decrease in total number of rounds by approximately 18% from approximately 45,000 rounds during the nine months ended September 30, 2023 to approximately 37,000 rounds during the nine months ended September 30, 2024 despite the increase in average price per round by approximately 2% from $46 per round for the nine months ended September 30, 2023 to $47 per round for the nine months ended September 30, 2024. Decrease in number of rounds was mainly due to more rainy days during the nine months ended September 30, 2024.

Decrease in revenue from sales of food and beverage by $30,220 or 6% from $530,012 for the nine months ended September 30, 2023 to $499,792 for the nine months ended September 30, 2024 was contributed by a decrease in quantities sold by 14% from approximately 92,000 pieces of food and beverage for the nine months ended September 30, 2023 to approximately 80,000 pieces of food and beverage for the nine months ended September 30, 2024 and the average unit price remained stable at $6 per unit for both periods. The decrease in quantities sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $16,410 or 15% from $107,861 for the nine months ended September 30, 2023 to $91,451 for the nine months ended September 30, 2024 was contributed by a decrease in sales of golf balls, men’s wear and headwear by 16% as a result of the decrease in customers playing golf during the nine months ended September 30, 2024 which was mainly due to the decrease in revenue from golf operations as a result of decrease in customers visiting our pro shops.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The increase by $5,976 or 9% was mainly due to an increase in demand for rental services for activities and events during the nine months ended September 30, 2024.

Comparison for the three months ended September 30, 2024 and 2023

Our revenue is mainly comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $2,575 or 1% was mainly due to the decrease in one-time green fees from golf operations and being partially offset by an increase in annual membership dues by $41,648 or 106%.

One-time green fees from golf operations accounted for 49% and 59% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Decrease in one-time green fees by 18% resulted from the decrease in total number of rounds by approximately 12% from approximately 7,000 rounds during the three months ended September 30, 2023 to approximately 6,000 rounds during the three months ended September 30, 2024 and the decrease in average price per round by 7% from approximately $37 per round in average for the three months ended September 30, 2023 to approximately $34 per round in average for the three months ended September 30, 2024 which was in turn attract more customers to play golf after experiencing more rainy days during the period by offering lower price per round.

Revenue from annual membership dues increased by $41,648 or 106% mainly due to the increase in demand from customers who paid annual membership dues by enjoying a lower price for annual subscriptions for the three months ended September 30, 2024.

The revenue from sales of food and beverages remained stable at $107,707 and $108,846 for the three months ended September 30, 2024 and 2023, respectively.

Decrease in revenue from sales of merchandise by $4,153 or 21% from $19,780 for the three months ended September 30, 2023 to $15,627 for the three months ended September 30, 2024 was mainly caused by the decrease in sales of golf balls, men’s wear and headwear by 23% as a result of the decrease in customers playing golf during the three months ended September 30, 2024.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The increase by $7,866 or 74% was mainly due to the increase in demand for rental services for activities and events during the three months ended September 30, 2024.

Operating expenses

Operating expenses consisted of the following:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2024	2023	Changes	%	2024	2023	Changes	%
Golf operating costs(1)	323,530	264,694	58,836	22%	$1,030,225	$845,496	$184,729	22%
Cost of food and beverage sales(1)	32,722	32,789	(67)	(0)%	146,762	159,111	(12,349)	(8)%
Cost of merchandise sales(1)	8,233	13,418	(5,185)	(39)%	42,317	68,611	(26,294)	(38)%
Salaries and benefits	139,420	128,883	10,537	8%	517,063	543,979	(26,916)	(5)%
Depreciation	50,353	44,068	6,285	14%	150,391	129,176	21,215	16%
Other general and administrative expenses	162,374	240,653	(78,279)	(33)%	646,711	587,030	59,681	10%
	716,632	724,505	(7,873)	(1)%	$2,533,469	$2,333,403	$200,066	9%

(1)	Exclusive of depreciation and salaries and benefits shown separately above.

Comparison for the nine months ended September 30, 2024 and 2023

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased by $200,066 or 9% from $2,333,403 for the nine months ended September 30, 2023 to $2,533,469 for the nine months ended September 30, 2024, which was primarily due to increases in golf operating costs and other general and administrative expenses and partially offset by the decrease in cost of merchandise sales and salaries and benefits during the current period with details discussed below.

Golf operating expenses consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Golf operating expenses increased by $184,729 or 22% from $845,496 for the nine months ended September 30, 2023 to $1,030,225 for the nine months ended September 30, 2024, which was attributable to the increase in contractual landscaping and repair and maintenance by $158,275 with our largest vendor, Down to Earth, after more frequent rainy days during the nine months ended September 30, 2024 despite the decrease in revenue.

The decrease in cost of food and beverage sales by $12,349 or 8% from $159,111 for the nine months ended September 30, 2023 to $146,762 for the nine months ended September 30, 2024 was in line with the decrease in sales of food and beverage.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wear, gloves and headwear. Decrease in cost of merchandise sales was in line with the decrease in revenue from golf operations.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management, operating team, cashier and administrative personnel. The decrease in salaries and benefits by $26,916 or 5% was primarily due to a decrease in director’s remuneration by $70,000 to Mr. C. P. Cheung for his duties as CEO in the daily operations and management of golf operations of the Company and offset by the increase of salaries for other personnel by approximately $40,000 as a result of hiring of a chef with a high salary since the second half year of 2023 and increase in mandatory minimum wage by $1 per hour for the nine months ended September 30, 2024.

Our depreciation is mainly derived from depreciation of the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was mainly due to the replacement of a pump station and air-conditioning system with acquisition costs of $181,471, of which $103,436 was paid and recognized as prepayment for acquisition of property and equipment in the prior year.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machinery and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $59,681 or 10% from $587,030 for the nine months ended September 30, 2023 to $646,711 for the nine months ended September 30, 2024 was mainly attributable to the increase of audit and quarterly review fee by $58,500 for listing purposes during the period as compared to the corresponding period in 2023.

Comparison for the three months ended September 30, 2024 and 2023

The operating expenses of the Company mainly consists of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses decreased by $7,873 or 1% from $724,505 for the three months ended September 30, 2023 to $716,632 for the three months ended September 30, 2024, which was primarily due to the decrease in other general and administrative expenses and offset by the increases in golf operating costs and salaries and benefits during the current period with the details discussed below.

Golf operating expenses consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating expenses by $58,836 or 22% from $264,694 for the three months ended September 30, 2023 to $323,530 for the three months ended September 30, 2024 was attributable to the increase in the contractual landscaping and repair and maintenance by $50,000 with our largest vendor, DTE, after the more frequent rainy days during the nine months ended September 30, 2024 despite the decrease in revenue.

The cost of food and beverages remained stable at $32,722 and $32,789 for the three months ended September 30, 2024 and 2023, respectively.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wear, gloves and headwear. Decrease in cost of merchandise sales in line with the decrease in sales of merchandise for the three months ended 30 September 2024.

Our salaries and benefits mainly consisted of director’s remuneration, staff costs and welfare of management, operating team, cashier and administrative personnel. The increase in salaries and benefits by $10,537 or 8% was primarily due to the increase in mandatory minimum wage by $1 per hour and the salaries paid to the Chief Financial Officer who had joined the Company since November 2023.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was mainly due to the replacement of a pump station and air-conditioning system with acquisition costs of $181,471 in the first quarter of 2024, among which $103,436 was paid and recognized as prepayment for acquisition of property and equipment in the prior year.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machinery and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Decrease in other general and administrative expenses by $78,279 or 33% from $240,653 for the three months ended September 30, 2023 to $162,374 for the three months ended September 30, 2024 was mainly attributable to the recognition of quarterly review fee of $7,500 for listing purposes during the period as compared to audit fee of $70,000 for the corresponding period in 2023.

Comparison for the three and nine months ended September 30, 2024 and 2023

Other (expenses) income

Other (expenses) income mainly includes interest expenses regarding the bank other borrowings incurred, bank interest income and additional service charges from customers who paid by credit cards. The increase in other income by $16,544 for the nine months ended September 30, 2024 and by $3,727 for the three months ended September 30, 2024 was mainly due to the increase in service charges from customers due to more usage of credit cards by the customers and increase in bank interest income.

Income tax expenses

The Company provides for income tax under ASC 740, “Income Taxes” under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company is incorporated in the State of Nevada and is not subject to tax on income or capital gains under current Nevada law. In addition, upon payments of dividends by these entities to their shareholders, no Nevada withholding tax will be imposed.

The Company’s deferred tax asset and income tax expenses are computed at the federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the three and nine months ended September 30, 2024 and 2023.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating losses and temporary difference can be utilized.

As of September 30, 2024, the Company had $812,121 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax expenses of $66,129 for the nine months ended September 30, 2024 while income tax benefits of $91,141 for the nine months ended September 30, 2023. The Company recorded income tax benefits of $71,708 for the three months ended September 30, 2024 and income tax benefits of $57,129 for the three months ended September 30, 2023. Please refer to Note 12 – Income Tax to the Unaudited Condensed Consolidated Financial Statements for more details.

Net (loss) income

Our income for the nine months ended September 30, 2024 and 2023 was $54,671 and $709,328, respectively. The decrease in net income by $654,657 or 92% was mainly due to the decrease in our revenue by $313,865 and increase in our operating costs by $200,066 mainly due to additional professional fees for listing purposes during the nine months ended September 30, 2024 and increase in income tax expense due to utilization of NOLs for the nine months ended September 30, 2024.

Our loss for the three months ended September 30, 2024 and 2023 was $205,612 and $229,216, respectively. The decrease of net loss by $23,604 or 10% was mainly due to the decrease in our income tax benefits by $14,579.

Working Capital (as of September 30, 2024 and December 31, 2023)

The following table summarizes our cash and working capital as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023	Changes	%
Cash and cash equivalents	$502,161	$646,294	$(144,133)	(22)%
Accounts receivable – net	18,740	36,299	(17,559)	(48)%
Inventories, net	55,054	55,704	(650)	(1)%
Deferred offering costs	574,840	252,964	321,876	127%
Other current assets	125	125	-	0%
Total currents assets	$1,150,920	$991,386	$159,434	16%

Accounts payable and accrued liabilities	$333,224	$495,930	$(162,706)	(33)%
Contract liabilities – deferred revenue	137,336	158,429	(21,093)	(13)%
Bank and other borrowings – current	109,100	135,970	(26,870)	(20)%
Operating lease liabilities – current	227,597	222,275	5,322	2%
Due to related parties	2,416,320	1,651,407	764,913	46%
Total current liabilities	$3,223,577	$2,664,011	$559,566	21%

Working Capital Deficiency	$(2,072,657)	$(1,672,625)	$(400,032)	24%

Accounts receivables

Accounts receivable mainly represent amounts due from customers paid by credit cards from provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The decrease in accounts receivables from $36,299 as of December 31, 2023 to $18,740 as of September 30, 2024 was mainly due to the less customers who paid by credit cards near the end of September 30, 2024.

Inventories

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears, food and beverages. The Company keeps low inventories since the turnaround time is short.

Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of our proposed initial public offering (“IPO”). Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of income. Such costs will be deferred until the closing of the IPO, at which time the deferred costs will be offset against the offering proceeds and recognized in equity of the Company. The increase of $321,876 was due to additional payment for expenses for listing purpose during the nine months ended September 30, 2024.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Decrease in accounts payable and accrued liabilities balance by $162,706 or 33% from $495,930 as of December 31, 2023 to $333,224 as of September 30, 2024 was mainly due to the decrease in accounts payable by $113,413 as a result of settlement of payables to vendors outweighed the costs incurred to vendors during the nine months ended September 30, 2024.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by customers. The decrease in this balance by $21,093 or 13% was mainly due to revenue recognized during the period outweighed the annual membership dues being received in advance during the three months ended September 30, 2024.

Bank and Other Borrowings

The Company borrowed loans from various financial institutions for working capital purposes. Our borrowings are as follows as of September 30, 2024 and December 31, 2023:

Initiation date	Loan No.	Principal Amount	Maturity date	Fixed Interest Rate	September 30, 2024	December 31, 2023
May 13, 2020	#1	$500,000	April 13,2050	3.75%	$-	$488,961
May 17, 2022	#2	$25,050	August 1,2025	5.50%	7,452	13,975
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	53,461	91,202
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	68,327	74,089
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	89,984	117,088
Total loans payable					219,224	785,315
Current portion					(109,100)	(135,970)
Long-term portion					$110,124	$649,345

The overall decrease in bank and other borrowings was mainly due to the repayment of loans of $566,091 during the nine months ended September 30, 2024.

Operating lease liabilities

The operating leases liabilities represented the leases for corporate office, golf carts and golf equipment for terms of four to five years. The increase in the operating leases – current was mainly due to new leases of two new golf carts with terms for five years commenced from September 2024 and offset by the repayments lease liabilities during the nine months ended September 30, 2024.

Amounts due to related parties

Amounts due to related parties consists of the following:

Name	Relationship	Nature	September 30, 2024	December 31, 2023
Mr. S. Cheung	Shareholder of the Company	Interest-free listing expense loans(1)	$965,777	$520,964
Mr. S. Cheung	Shareholder of the Company	Interest-free shareholder’s loans(2)	612,272	472,272
Mr. C. P. Cheung	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	489,917	377,817
Mr. C. P. Cheung	Shareholder and Director of the Company	Director’s remunerations(3)	225,900	185,900
Mr. Y. C. Cheung	Shareholder of the Company	Interest-free shareholder’s loans(2)	122,454	94,454
			$2,416,320	$1,651,407

Notes:

(1)	On September 7, 2023, Mr. S. Cheung, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. S. Cheung agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of the listing of our common stock on Nasdaq, or December 31, 2024. As of September 30, 2024 and December 31, 2023, the amount of listing expenses paid by Mr. S. Cheung on behalf of the Company was $965,777 and $520,964.

(2)	On April 24, 2014, Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of September 30, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung was $612,272, $489,917 and $122,454, respectively. As of December 31, 2023, amount of outstanding shareholders’ loans owned by the Company to Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung was $472,272, $377,817 and $94,454, respectively. The increase was mainly due to the shareholders’ loans of $500,000 granted on April 15, 2024 which was offset by the repayments of shareholders’ loans by $220,000.

(3)	For the sake of compensating Mr. C. P. Cheung’s duties as CEO in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the nine months ended September 30, 2024 and 2023, the Company charged $40,000 and $110,000, respectively, as director’s remuneration to Mr. C. P. Cheung and recognized under salaries and benefits on the statement statements of income. The balance is interest-free, unsecured and repayable on demand. As of September 30, 2024 and December 31, 2023, outstanding director’s remuneration was $225,900 and $185,900, respectively.

Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung signed an undertaking that no demand on repayment from the Company since December 31, 2022 and the balances will be fully settled upon listing of the Group.

Cash Flows (For the Nine Month Ended September 30, 2024 and 2023)

The following table summarizes our cash flows from operating, investing and financing activities as of the nine months ended September 30, 2024:

	For the Nine Months Ended
	September 30,
	2024	2023	Changes
Cash provided by Operating Activities	$145,601	$898,420	$(752,819)
Cash used in Investing Activities	$(126,680)	$(183,710)	$57,030
Cash used in Financing Activities	$(163,054)	$(939,709)	$776,655
Net change in cash and cash equivalents	$(144,133)	$(224,999)	$80,866

Cash Flow from Operating Activities

During the nine months ended September 30, 2024, our net cash provided by operating activities was approximately $145,601, primarily arising from net income of $54,671, as adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $150,391 and unpaid director’s remuneration of $40,000. Changes in operating assets and liabilities mainly include (i) a decrease in accounts receivables of $17,559 due to decrease in customers who paid by credit cards near the period end; (ii) a decrease in deferred tax assets of $20,918 due to the utilization of NOLs for the nine months ended September 30, 2024; (iii) a decrease in accounts payable and accrued liabilities of $162,706 due to decrease in accounts payable as a result of settlement of payables to vendors outweighed the costs incurred to vendors; (iv) a decrease in contract liabilities of $21,093 due to revenue recognized in the current period in relation to contract liabilities outweighed the annual membership dues being received in advance during the period; and (iv) increase in deferred tax liabilities of $45,211 due to increase in the temporary difference derived from the accelerated depreciation of property and equipment.

During the nine months ended September 30, 2023, our net cash provided by operating activities was approximately $898,420, which was driven by net income of $709,328, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $129,176 and unpaid director’s remuneration of $110,000. Changes in operating assets and liabilities mainly include (i) a decrease in accounts receivables of $25,671 due to decrease in customers who paid by credit cards near the period end; and (ii) an increase in deferred tax assets of $100,940 due to recognition of deferred tax assets of $274,075 during the period for the NOLs and partially offset by the utilization of NOLs of $173,135 during the period.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, cash flows used in investing activities were for the purchase of property and equipment of $126,680. It was due to the purchase of pump station and the installation of new air-conditioner system.

During the nine months ended September 30, 2023, cash flows used in investing activities were for the purchase of property and equipment of $183,710, it is mainly due to payments for the pump station and the course improvement.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash used in financing activities was the result of deferred offering costs of $321,876 and repayments of bank and other borrowings of $566,091 and partially offset by net proceeds from related party loans of $724,913.

During the nine months ended September 30, 2023, cash used in financing activities was the result of net repayments of related party loans of $767,600 and payment of deferred offering costs of $197,500; and partially offset by net proceeds from bank and other borrowings of $25,391.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Capital Expenditures

We incurred capital expenditures of $251,389, $207,582, $126,680 and $183,710 for the years ended December 31, 2023 and 2022, and for the nine months ended September 30, 2024 and 2023, respectively, which mainly related to the purchase of pump station, cooler and freezer, air-conditioning system, restaurant equipment and clubhouse improvements.

Contractual Obligations

Lease Agreements

Future minimum lease payments under operating leases as of September 30, 2024 were as follows:

Year ending December 31,
2024 (excluding nine months ended September 30, 2024)	$68,672
2025	250,446
2026	205,114
2027	161,880
2028	161,880
Thereafter	107,920
$955,912
Less imputed interest	(95,099)
Operating lease liabilities	$860,813

Cash Flow Sufficiency

In order to meet the debt obligations and operating needs of our business, our management expects to satisfy the cash flow needs and through (i) maintaining stable relationships with banks in order to renew the bank borrowings upon maturity or to arrange for additional banking facilities for use when necessary; (ii) closely monitoring the collection status of accounts receivable and actively following up with our customers for settlements; (iii) diversifying and broadening our customer base to avoid reliance on particular customers and to expand our sources of revenue and cash flow; (iv) effectively managing accounts payable and negotiating for longer credit periods from suppliers, when necessary; (v) obtaining financial support from our Controlling Shareholder and investors to meet short-term operating expenses; and (vi) continuing to focusing on improving operational efficiency and cost reductions and enhancing efficiency.

The Company believes that, taking into consideration the present available banking facilities and internal financial resources we have, including the current levels of cash and cash flows from operations, and the measures mentioned above, will be sufficient to meet its anticipated cash needs for at least the next twelve months from the date of this report.

Quantitative and Qualitative Disclosure About Market Risk

Credit Risk

The Company’s principal financial assets are cash and cash equivalents and accounts receivables. The Company’s credit risk is primarily concentrated in its cash which is held with institutions with a high credit worthiness. The Company has not experienced losses on their accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as at years ended December 31, 2023 and 2022 and for the nine months ended September 30, 2024 and 2023 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of September 30, 2024 and December 31, 2023 and 2022, the Company owed 81%, 85% and 84% of accounts payable to a key supplier, respectively.

For the nine months ended September 30, 2024 and 2023, one vendor accounted for 32% and 28% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the nine months ended September 30, 2024 and 2023, respectively.

For the years ended December 31, 2023 and 2022, one vendor accounted for 31% and 32% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the years ended December 31, 2023 and 2022, respectively.

For the three months ended September 30, 2024 and 2023, one vendor accounted for 36% and 28% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended September 30, 2024 and 2023, respectively.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as its financial liabilities carry interest at fixed rates.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will always have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation.

Typically, the Company ensures that it has sufficient cash on demand to meet expected operational expenses for a period of twelve months, including through operations and financial support from our stockholders and financial institutions. We are continuing to focus on improving operational efficiency and cost reductions and enhancing efficiency, as well as servicing of financial obligations: this excludes the potential impact of extreme circumstances that cannot reasonably be predicted, such as natural disasters. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our market risk exposure is generally limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at the end of the period covered by this quarterly report.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information (i) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We recognize that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and our management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

As of the date of this Quarterly Report, we are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1**	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2024

AUREUS GREENWAY HOLDINGS INC.

	By:	/s/ ChiPing Cheung
ChiPing Cheung
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Sam Wai Sing Lui
Sam Wai Sing Lui
Chief Financial Officer
(Principal Financial and Accounting Officer)

