Form 10-K
period 2024-12-31
Aureus Greenway Holdings Inc
filed 2025-03-28
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42507

Aureus Greenway Holdings Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0418678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2995 Remington Boulevard

Kissimmee, Florida 34744

(Address of principal executive office) (Zip code)

(407) 344 4004

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	AGH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, there was no established public trading market for the registrant’s equity securities as the registrant was not a public company and therefore cannot calculate the aggregate market value of its voting and non-voting equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Capital Market on February 12, 2025.

As of March 28, 2025 there were 13,880,000 of the registrant’s shares of common stock issued and outstanding.

AUREUS GREENWAY HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only, references to:

“Association” refers to the Kissimmee Bay Community Association, Inc. a not-for-profit corporation homeowners association;

“Aureus Greenway” “our business”, “our Company”, “Company”, “we”, “us”, “our” and “Group” refers to Aureus Greenway Holdings Inc., a corporation incorporated under the laws of the State of Nevada and, unless the context requires otherwise, its subsidiaries;

“BVI” refers to the British Virgin Islands;

“CCR” refers to the master declaration of covenants, conditions, restrictions, easements, and reservations of the Kissimmee Bay Community Association;

“Chrome I” refers to Chrome Fields I, a corporation formed in the State of Delaware and an indirect wholly-owned subsidiary of the Company;

“Chrome II” refers to Chrome Fields II, a corporation formed in the State of Delaware and an indirect wholly-owned subsidiary of the Company;

“Common Stock” are to our shares of common stock with a par value of $0.001 per share

“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

“FSC I” refers to FSC Clearwater LLC, a limited liability company formed in the State of Florida and an indirect wholly-owned subsidiary of the Company;

“FSC II” refers to FSC Clearwater II LLC, a limited liability company formed in the State of Florida and an indirect wholly-owned subsidiary of the Company;

“FY2023”, “FY2024” refers to our fiscal year ended December 31, 2023, and December 31, 2024, respectively;

“IPO” refers to our initial public offering, which we consummated on February 14, 2025, and through which we offered and sold 3,000,000 shares of our common stock at a price to the public of $4.00 per share. The gross proceeds to us from the IPO were $12 million, before deducting underwriting discounts and other offering expenses.

“Kissimmee Bay” refers to Kissimmee Bay Country Club in Florida and which is owned by FSC I;

“Mr. C. P. Cheung” refers to Mr. ChiPing Cheung, our executive director, Chief Executive Officer and stockholder indirectly holding 31.4% of our listed common stock and 40% of our class A preferred stock and the brother of Mr. S. Cheung and the son of Mr. Y. C. Cheung and Ms. C. Lee;

“Mr. S. Cheung” refers to Mr. Stephen Ching Ping Cheung, our designated executive director, Executive Chairman and stockholder indirectly holding 38.1% of our issued common stock and 50% of our class A preferred stock and the brother of Mr. C. P. Cheung and the son of Mr. Y. C. Cheung and Ms. C. Lee;

“Mr. Y. C. Cheung” refers to Mr. Yick Chung Cheung, a stockholder indirectly holding 3.5% of our issued common stock and 10% of our class A preferred stock, the father of Mr. C. P. Cheung and Mr. S. Cheung;

“Ms. C. Lee” refers to Ms. Chan Lee, a stockholder indirectly holding 9.6% of our issued common stock and 10% of our class A preferred stock, the mother of Mr. C. P. Cheung and Mr. S. Cheung;

“Pine Ridge” refers to Pine Ridge Group Limited, a company formed in the BVI on May 3, 2013, a direct wholly-owned subsidiary of the Company;

“Remington” refers to Remington Golf Club in Florida and which is owned by FSC II;

“SEC” or “Securities and Exchange Commission” are to United States Securities and Exchange Commission;

“Securities Act” are to the U.S. Securities Act of 1933, as amended; and

“U.S. dollars,” “$,” and “dollars” refers to the legal currency of the United States.

We have relied on statistics provided by a variety of publicly-available sources regarding growth in the golf industry. We did not directly or indirectly sponsor or participate in the publication of such materials, and these materials are not incorporated in this report other than to the extent specifically cited in this report. We have commissioned an industry report from Frost & Sullivan Inc. (“Frost & Sullivan”). We have sought to provide current information in this report and believe that the statistics provided in this report remain up-to-date and reliable, and these materials are not incorporated in this report other than to the extent specifically cited in this report.

PART I

Item 1. Business

Overview

We own and operate two public golf country clubs in Florida that each feature a golf-club, consisting of over 289 acres of multi-service recreational property. Our golf country clubs include two golf-courses with over 13,000 yards of combined fairways, clubhouses boasting food and beverage options, aquatic golf ranges, and pro shops to assist any level of golfer. We believe our golf country clubs are a serene combination of approachable golf and nature that are designed to appeal to local residents and tourists alike. Both of our golf-courses are aesthetically complemented by nearby waterways of which we believe provide both our golf-courses with scenic backdrops and enhance our customers’ golfing experience. Our golf country clubs also host local golf leagues, golf-tournaments, and private events. We believe the natural elements and diverse challenges of our golf-courses, services and amenities offers a compelling value to our customers and will allow our facilities to maintain customer loyalty while being an attractive tourist destination in the greater Orlando Florida region. Moreover, we believe that “green fees” or entry fees at our golf-courses are priced affordably compared to Orlando’s resort area courses, and as a result are popular especially during our peak winter season in the greater Central Florida region. The property underlying both of our golf country clubs and the owner of that property is part of and subject to the Association, a not-for-profit corporation homeowners association. Leveraging our two golf country clubs, we plan to (i) continue to develop customer loyalty and capture a greater share of the golf-players who live in- or visit-the greater Orlando region and (ii) increase our revenue from the operation of our golf country clubs. We believe the quality of our golf-courses and the amenities we offer will continue to enhance our ability to attract and retain golf-players across a number of demographic groups and skill levels.

Each of our golf country clubs is organized into four principal business segments: (i) golf recreation, retail golf products, and equipment and facilities rental, (ii) membership dues, (iii) food and beverage services. and (iv) ancillary services and amenities. Each of the golf-courses featured at our golf country clubs present a different set of physical and strategic challenges depending on the layout and where we place the position of a ball-hole and flagstick on a green from time to time during the golf-season. We believe this variation helps to create an enjoyable experience for our customers, no matter how many times they have visited our golf-courses before. Our golf country clubs are less than a mile away from one another, providing our customers with an excellent option for a 36-hole day of golf at both of our facilities. Our customers will encounter similar elements at our golf-courses that may be found at most golf courses which include but are not limited to what we consider to be the essential parts of a golf-course: greens, fairways, and hazards—such as bunkers or the rough.

The “tee” is located in the “tee box” where each hole of a golf-course begins. The “green” is where the hole and flagstick are located. The “fairway” is a stretch of short grass between the tee box and the putting green. The goal of the game of golf is to get the golf ball from the tee, and into the hole on the green with the fewest strokes possible. Every hole of each course ends at the green. The tee box is a close-cut area of grass at the starting point of the hole. Our golf-courses have several tee boxes available for our customers to choose from based on a customer’s skill level. Usually, tees near the fairway are meant for beginners, while more advanced golf-players are better suited to hit a golf-ball from the back tees at the beginning of each hole on a golf-course. For example, our tee boxes are marked by colors which correlate to a recommended skill level to make it easy for our customers to decide where to start. Once a customer has chosen where to “tee off” or drive the ball towards the green, they can place a ball on a tee and take a swing.

Our golf-courses include a number of intentionally designed obstacles our customers should strategically avoid on the golf-course which are known as “hazards” or areas referred to “the rough”. We believe these hazards keep each round of golf interesting and challenging for our customers. Our customers should strategically avoid landing a golf ball near or on hazards such as water or bunkers, which are narrow pits filled with sand. Similarly, our customers should avoid hitting a ball near or around the rough, which is a manicured and longer-cut area of grass surrounding our fairways and greens because it is usually difficult and unpredictable to hit a ball from the rough. If a customer has their ball in the rough or in a sand trap, they often move the ball back to the fairway or into the green with golf country clubs known as sand wedges, lob wedges, or pitching wedges. However, if a customer cannot hit the ball, they must take a one-stroke penalty and either hit the ball again or drop their golf ball near the hazard, but not closer to the hole.

The grass we place on our greens is the most highly manicured area on the course. We maintain the greens so that the grass contained therein is short so that the ball can easily roll. Before a customer takes a shot on the green, they must read the ground conditions. To read the conditions of the green, a customer often makes note of the highest point on the surface because golf-putts (or shorter golf-ball taps) will usually roll away from that point. For example, sometimes wet, humid conditions like those in Florida will cause a green to slow a golf-ball down which may cause golf-putts to stick to the grass. Our greens superintendent regularly measures the rolling speed of our greens using a “stimpmeter” to assess the “stimp” of our putting greens which helps us determine whether additional topdressing of sand is needed on each of our greens to keep the roll fast and consistent. The stimp represents the numerical value that represents how fast the golf ball rolls on the putting surface while a “Stimpmeter” device is used to measure the speed of a golf course green by applying a known velocity to a golf ball and measuring the distance traveled in feet. The lower the stimp, the slower the greens while, the higher the stimp, the faster the greens. We believe manicuring the greens is important to our customers and that the manicured greens create a more enjoyable experience at our golf country clubs.

We acquired both of our golf country clubs in 2014, and since then, our management team has grown alongside the business. Similarly, our revenue has increased steadily during the last five years due to efforts from our greens superintendent as well as the executive management team. We believe recent capital improvements at both golf country clubs will help the facilities and our golf-courses progressively grow in stature and reputation in order to keep up to date with future infrastructure needs that can meet future demand and structural wherewithal. As a result of these upgrades and our management’s plans for growth, we believe they have gained valuable experience and are well-equipped to take on additional assets and continue to enhance the performance of both golf country clubs since our initial acquisition in 2014. The following provides an overview of the unique features and services offered by both of our golf country clubs.

The Kissimmee Bay Country Club

The Kissimmee Bay Country Club (“Kissimmee Bay”), located south of Orlando, Florida, was designed by Clifton, Ezell & Clifton and hosts a par 71 18-hole course with five colored sets of tee boxes with increasing difficulty designated by color with a total yardage of 6,830, lined with oak trees that we believe date back a hundred years that blend with classic palm trees to anchor and frame the vistas across Kissimmee Bay. In 2017, we upgraded Kissimmee Bay’s greens with highly manicured “champion G12” grass, a new cultivar of champion ultradwarf Bermuda grass which now line the greens on Kissimmee Bay’s course. To that end, due to the course’s acclaimed beauty and value, in 2023 Kissimmee Bay was appropriately recognized and named by Golf Digest magazine as one of “Best Courses in Orlando under $100.”1

While open to the public daily, Kissimmee Bay is also intertwined with the local community through our membership in the Association and maintains 100 members as of September 30, 2024. It is specifically located in a neighborhood in Kissimmee, Florida near the intersection of Irlo Bronson Hwy (US192) and the Florida Turnpike. This golf-course opened for play in 1990 and is situated approximately fifteen minutes’ drive from Orlando International Airport and just west of East Lake Tohopekaliga. For the twelve months ended 2023, 40,623 rounds of golf were played.

In addition to standard recreational golf and related services, Kissimmee Bay guests enjoy accommodations that include a full kitchen, antique-display, bar, and banquet room where we offer what we believe are popular crowd-pleasing menu-items. Kissimmee Bay’s event space can comfortably seat large golf events as well as private events including weddings, galas, banquets, business meetings, and holiday parties. These events generate significant business for our club, and help to drive club visibility, while increasing our food and beverage sales and facility utilization. Kissimmee Bay’s clubhouse walls also feature a display adorned with rare golf antiques that we believe are rare in the golf world. Kissimmee Bay hosts a local rotary club’s weekly meetings which maintains possession of those golf antiques. The antiques are not held by Kissimmee Bay.

The Remington Golf Club

The Remington Golf Club (“Remington”) was designed by architects Clifton, Ezell & Clifton and hosts a par 72 18-hole course with five colored sets of tee boxes with increasing difficulty designated by color with a total yardage of 7,111. Remington is designed along hardwood trees, palm trees and classic and tropical flora and was built in 1996.

Remington Golf Club is specifically located in Kissimmee Florida near the intersection of Irlo Bronson Hwy (US192) and the Florida Turnpike. Remington opened for play in May 1996. Remington is also intertwined with the local community through our membership in the Association and has 30 members as of the date of this Annual Report. Approximately 34,493 rounds of golf were played at Remington for the twelve months ended December 31, 2024.

Remington’s clubhouse features a full kitchen, a bar, a pro-shop and three of our offices. Remington offers customers a no-frills golf experience for casual recreational play. We offer hot and cold food options at Remington’s clubhouse.

1 The best courses you can play in Orlando under $100. Golf Digest. (January 21, 2023). https://www.golfdigest.com/courses/guides/best-public-golf-courses-orlando-under-100-dollars

The property underlying both of our golf country clubs and the owner of that property is part of and subject to the Association, a not-for-profit corporation homeowners association. The Association is the governing homeowners’ association which is responsible for the operation of the Kissimmee Bay community in which the Association’s voting membership is made up of owners, and in which membership is a mandatory condition of property ownership in the community. Each household within the association is entitled to cast one vote and the owner of our golf country clubs is entitled to cast ten votes at each Association meeting where Association-wide matters may be voted on. As of March 1, 2024, there were approximately 293 households in the Association and the golf country club owner’s vote represents approximately 3% of the total votes that may be cast. The Association is governed by a “Master Declaration of Covenants, Conditions, Restrictions, Easements and Reservations” for Kissimmee Bay (the “CCR”) that, among other things, (i) limits certain of our property use, (ii) imposes several reciprocal and non-reciprocal easements on us, (iii) outlines design guidelines on our property that we and the Association owners must adhere to and (iv) creates the Association that has the power to levy assessments and liens, review proposed architectural changes and govern common amenities. We provide club memberships to a group of legacy members who are part of the Association pursuant to the CCR who enjoy the lifestyle of patronizing Kissimmee Bay and Remington year-round. The Association’s CCR does not materially interfere with the ordinary course of business of the Company or any of its subsidiaries.

Corporate Structure and History

Aureus Greenway Inc. was incorporated in the State of Nevada on December 22, 2023, under The Nevada Revised Statutes (the “NRS”). Our principal executive offices are located at 2995 Remington Boulevard Kissimmee, Florida 34744, and our telephone number is (407) 344 4004. Our current registered office and current principal place of business in Nevada are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701. Our website address is www.aureusgreenway.com.

Aureus Greenway is a holding company incorporated in Nevada and headquartered in Florida. As a holding company with no material operations of its own, Aureus Greenway conducts operations through its subsidiaries in the State of Florida, in the United States.

The following diagram illustrates our current corporate structure as of the date of this report:

Aureus Greenway Holdings Inc.
(Nevada)
100%
Pine Ridge Group Limited
(BVI)
100%
Chrome Fields I, Inc.
(Delaware)
100%
FSC Clearwater LLC
(Florida)
Chrome Fields II, Inc.
(Delaware)
100%
FSC Clearwater II LLC
(Florida)

Our Business Model

We are the manager and operator of golf country clubs just south of Orlando, Florida. We believe that our golf country clubs are designed to appeal to a wide-ranging population that attracts customers across a number of local and tourism-driven demographic groups. We believe the combination of our geographic location and approachable golf-courses allow us to capture a greater share of a broad base of customers’ discretionary leisure spending. We believe our golf country clubs are designed to provide customers with lush and serene backdrops where they can enjoy leisure and social activities.

Both of our golf-courses are conveniently located just south of Orlando, Florida and both Remington and Kissimmee Bay are an approximate 23-minute drive to popular attractions such as Walt Disney World Resort. Similarly, both our golf-courses are easily accessible via major highways and in close proximity to Orlando International Airport. According to Frost & Sullivan Limited, whom we commissioned in December 2023 to produce a report which covers and analyzes the golf club industry for a period of 2018-2022, Orlando, Florida is one of the most visited cities in the world for leisure travelers with domestic and international visitors combined rising from 111.8 million in 2018 to 137.4 million in 2022. Further, both our golf-courses are open for play to the general public provided, however, Kissimmee Bay and Remington maintain club memberships in order to provide exclusive benefits to those members, including but not limited to, reduced green and food and beverage fees. For the fiscal year ended December 31, 2024, Kissimmee Bay accounted for 58% of our total club revenue and business, Remington accounted for 42% of our total club revenue and business.

We are a service-oriented business, but we depend on a number of third-party suppliers in order to comprehensively operate our golf country clubs and its and supply our customers with enjoyable leisure experiences. Our large suppliers include equipment and service suppliers, all of whom are independent third parties. These third-party vendors include but are not limited to our golf-course maintenance, equipment, professional service providers, golf cart supplier, golf merchandise suppliers, and food and beverage suppliers. Moreover, as a leisure business, we do not depend on any individual customer. Instead, our primary goal is to continuously enhance our quality and services to ensure every customer has a positive experience in order to recommend and revisit either of our golf country clubs. Our golf-courses provide a broad variety of golf services to appeal to a diverse group of families and individuals who lead an active lifestyle and seek flexible access to a public golf-course near Orlando, Florida. Our operations are seasonal in nature, and we experience annual peak and shoulder seasons which are determined by the climate in Central Florida, as well as factors that we believe include regional and holiday-driven tourism, discretionary leisure spending associated with larger national or regional macroeconomic trends. The shoulder season is comprised of months before and after the peak season and historically includes mid-April to May, and October to December, while our peak season historically includes January through mid-April. Slow season historically takes place during Florida’s summers, inclusive of June through September. Our operations, services and revenue streams are organized into four principal business sectors: (i) golf recreation, retail golf products, and equipment and facilities rental, (ii) membership dues, (iii) food and beverage services. and (iv) ancillary services and amenities.

Golf Recreation

Green Fees. For the years ended December 31, 2024 and   December 31, 2023, we generated approximately 65%   and 70% of our gross revenue from collecting daily green fees which each golfer is charged for every round of eighteen holes that golfer plays, respectively. Green fee rates differ by the day of the week, time of day, or season. In both Kissimmee Bay and Remington, our club golf cart rentals are included with green fees which we believe allow our customers to traverse each round with ease and keep traffic flowing throughout our golf clubs. We also feature practice putting greens at both clubs in order for our customers to practice their short distance golf-games. Short-game is where golf-players practice finesse-related skills due to the need for accuracy over short distances. Practice greens, also called putting greens are included with green fees and are popular amongst those customers warming up before a round of golf. For the fiscal years ended December 31, 2024, and 2023, our green fees revenue decreased from $$2,475,133 to $2,139,636, respectively representing a year over year decrease of approximately 14%.

Driving Ranges. Both Remington and Kissimmee Bay offer driving ranges for golfers to practice their long golf-game. Our driving ranges are unique because they are both aquatic ranges and provide an exciting opportunity for our guests to practice their long-range golf swings over waterways. In the long game aspect of golf that is practiced at our golf ranges, power and distance are required so that a golf-player’s ball can approach the putting green in as few strokes as possible. We believe our aquatic ranges offer our customers a dynamic experience distinct from traditional golf ranges due to the fact that our ranges require golfers to rent and drive a particular type of golf ball into a large body of water such as a lake or pond. To enjoy a successful aquatic driving range experience, customers often rent special types of floater range balls that are preferred when golfing at our unique ranges. We believe floater range balls are approximately 5% lighter to allow for flotation and are unlike traditional golf balls. We believe renting the aquatic balls to our customers is advantageous to our operations because they allow our golf country clubs to reuse the floater range balls at a higher rate than traditional golf balls and without high operational intensity. This is because, after a floater range ball is driven by a customer into the waterway, that ball is retrieved by club operations and reused with minimal effort as compared with those typically required to retrieve traditional golf balls from an extensive grass-based driving range.

As of the date of this Annual Report, we sell our floater range balls at $9 per bucket to our customers. Part of our daily operations includes the retrieval and replenishment of floater range balls to limit inventory turnover and keep operations at our ranges running smoothly.

Retail Golf Products and Equipment and Facilities Rental

Pro shops. We maintain pro shops at both of our golf country clubs, which offer golf apparel, equipment, and information about our golf-courses. Our pro shops include unique retail options such as golf balls, golf-gloves, logoed hats and polos. At our pro shops, we only sell golf clubs on a prepaid custom-order-basis, which avoids our need to maintain a large inventory and prevents long turnovers of ordered equipment.

Golf product rental. We maintain multiple sets of new or gently used golf country clubs on premises for guest rental purposes. We annually purchase and replenish eight to ten sets of new Wilson Sporting Goods branded golf clubs to rent out to our Kissimmee Bay guests. Annually, any golf clubs over a year in age are transferred to Remington for customer rentals. Our annual replenishment of golf country clubs is designed to provide new clubs for rentals at both of our golf facilities. We believe new golf clubs retain higher golf club rental rates and provide customers with a better golfing experience in order to generate reasonable returns for each golf club rental.

Golf cart rental. As of the date of this Annual Report, we lease approximately 76  golf carts from Yamaha Golf-Car Company (“Yamaha”) at each golf-course in January 2020. Historically, we have renewed our Yamaha leases every four years. However, in 2023 and due to Yamaha’s supply chain issues, our current golf cart leases have gone beyond four years. In the third quarter of 2024, we renewed our golf cart leases with Yamaha. Golf cart rentals are included in the price of green fees, and we believe including the golf carts with each round of golf provides our customers with a comfortable and enjoyable experience. We believe the use of golf carts at our golf country clubs allows our customers to swiftly and easily travel between the eighteen holes at each of our golf-courses without delaying or interfering with other customers use of the same golf-course.

Membership Dues

We provide club memberships to a group of legacy members who are part of the Association pursuant to the CCR who enjoy the lifestyle of patronizing Kissimmee Bay and Remington year-round. As part of that membership, our members pay an annual fee and in return have the ability to play unlimited rounds of golf at Kissimmee Bay and Remington throughout the year. Members also enjoy select discounts at Kissimmee Bay and Remington. Our overall revenue and future growth does not heavily rely on our members because we do not advertise our two membership programs at Kissimmee Bay and Remington. We believe more tee times for daily golfers will be freed up, particularly during peak seasons by not widely advertising our memberships.

We believe we have a great relationship with all of our members and in turn our members provide stable recurring revenue throughout the year. As of the date of this Annual Report, Kissimmee Bay had approximately 100 memberships and Remington had approximately 30 memberships  . For   the years ended December 31, 2024, and December 31, 2023, membership dues totaled $303,541 and $168,723, respectively each of which represented approximately 9% and 5% of our total revenues.

Food and Beverage Services

Our food and beverage services provide what we believe to be high-quality, freshly prepared food, snacks, and non-alcoholic and alcoholic beverages to our customer base. As of the date of this Annual Report, both of our golf country clubs maintain liquor licenses issued by the state of Florida. Our chef, Michael Meaux, brings over ten years of culinary experience from a local restaurant close to Kissimmee Bay. At Kissimmee Bay, Mr. Meaux prepares freshly made menu items, ensuring our patrons enjoy a variety of food options. We receive fresh food materials from our vendors every week, which we believe ensures a consistent supply of ingredients. Bars at both clubhouses are a popular attraction, especially for those golfers looking to relax during their visit. Our bars serve as a central gathering place for members, golfers, and their guests. Additionally, we organize weekly evening residential events at both of our golf country clubs to provide members with special offerings and community benefits.

Golfers on our courses make up our primary customer base for food and beverages, who are often looking for a convenient meal after a round of golf. Alternatively, those interested in hospitality in our leisurely clubhouses also frequent our clubhouse restaurant. Food and beverage services are a highly profitable area for our operations, and we believe that by continually improving our menu and food quality while minimizing waste, we can maximize food and beverage sales. We aim to achieve a net margin of approximately 20% in our food and beverage services  and believe this goal is particularly attainable at Kissimmee Bay because we offer daily lunch services with a focus on popular comfort food items prepared on-site by Chef Michael Meaux. Similarly, we believe our clubhouse bars offer hubs for socializing while our experienced bartenders foster a friendly and engaging atmosphere. We do not permit any of our customers to bring any outside alcoholic beverages onto either of our properties.

We also maintain beverage carts at each golf-club, which are operational on a seasonal basis. For example, our beverage carts are in operation every day during peak season. In shoulder seasons, they operate on weekends. In slower seasons, they operate upon request, typically for large tournaments or outings. Remington similarly offers hot and cold food along with drinks at the clubhouse bar.

For the fiscal years ended December 31, 2023 and 2024, food and beverage revenue increased from $682,281 to $648,738 or 5%, which accounts for approximate 19% and 20% of our total revenue, respectively.

Ancillary Services and Amenities

Outside of golfing, both of our golf country clubs provide a variety of additional amenities and services that we believe appeal to families and individual customers alike, such as well-appointed clubhouses, a variety of dining options, event and meeting spaces and outdoor gathering spaces. We believe our golf country clubs have quality facilities, a breadth of amenities and the ability to host several relevant functions and events.

Kissimmee Bay and Remington each have their own clubhouse, featuring a pro-shop, kitchen, bar, and dining area. At Kissimmee Bay, the kitchen and bar areas are larger than Remington and includes a dividable banquet room with a maximum capacity of 200 persons. This banquet room can be split into two smaller event spaces, allowing for simultaneous events. This banquet room is a rentable space for private events and related event services. We believe this strategic service offering capitalizes on the club’s scenic landscapes and spacious ballroom, which has rapidly gained popularity among couples seeking an extraordinary and scenic wedding experience. Our club offers a number of pre-planned and flexible packages, catering to the individual needs of each client to create a custom event. This ancillary service not only diversifies our revenue streams but positions us as a competitive operator in what we believe to be a lucrative event and wedding industry within the greater Orlando, Florida region. Remington’s clubhouse is smaller in comparison, but despite its size, it has a fully functional kitchen with a walk-in cooler and freezer.

We also annually host dozens of tournaments and outings at our golf country clubs under which we charge by the person for use of our golf-courses and driving range, if requested. We also charge an outside food service fee for those events where outside food is typically brought in, as well as other service-related fees associated with room rentals at our facilities. Customers that host events at our golf country clubs range from corporations to non-profits or local chapters of social clubs. As part of any tournament or outing, we provide the event with golf-club bag drop services, scorecards and placards with hole assignments for all participants included with the rented golf-carts. In order to provide stability for tournaments and outings, we require prospective events to pay at least two weeks ahead of the event. Moreover, if events are cancelled within ninety days of the event date, we require fifty percent of the event costs to be paid to make-up for any anticipated losses our golf country clubs may experience due to such cancellation.

Competition

Our Company competes in a sporting and leisure-based industry tied to consumer discretionary spending. We believe that we compete for these discretionary consumer dollars against such businesses as amusement parks, spectator sports, ski and mountain resorts, fitness and recreational sports centers, gaming and casinos, hotels and restaurants. We believe most of our competition is regionally or locally based and the level of competition for both of our golf country clubs depends on their golf facilities, location and proximity relative to the location of our customers. We believe competitors of ours include six well-known public golf-courses within a two-hour drive from our golf-courses and that many of these local competitors have clubhouses with large banquet rooms and modern greens, with most of them being constructed approximately a decade ago. One of these six competitors include our closest competitor Royal St. Cloud Golf Links which is approximately a 20-minute drive from both of our golf country clubs. The remaining five competing golf country clubs include the Ritz-Carlton Orlando Grande Lakes, Disney’s Magnolia Golf Course, Shingle Creek Golf Club, Waldorf Astoria Golf Club – Signia, and Celebration Golf Club.

We believe the golf country club industry in United States is competitive with than more 16,000 clubs in United States in 2022. We believe that competition among golf country clubs can be fierce, as they strive to attract and retain members in the area around each golf-club’s location, course quality, facilities and amenities, membership structure and fees, member services and experience, marketing and branding. We believe there were more than 1,200 golf-courses in Florida, which collectively host more than 48 million rounds on a yearly basis in 2022.

To stay competitive, we have made significant improvements at Kissimmee Bay, upgrading its greens to the newest Champion G12 greens in 2017 and contracting DTE for golf-course maintenance. As a result, Kissimmee Bay’s golf-course condition has noticeably improved in recent years. However, our clubhouse, including the banquet room and parking lot, requires substantial upgrades to align with the quality of our golf-course and provide a consistent experience to our customers. Once these upgrades are completed, we believe we will be better positioned to compete with our competitors, especially given our affordable pricing.

At Remington, the greens have never been upgraded and are susceptible to diseases and mutations due to their age. To remain competitive in the greater Orlando region, we overseed our greens during peak golf season. Seeding involves applying new grass seeds on our greens to cover any dormant Bermuda greens on our golf-courses. We believe this seeding process nourishes our greens in order to maintain their condition for golfers. Additionally, we keep our green fees relatively competitive to the market for example,:

Our structured green fees for the end of the shoulder season during early to mid-January 2024* was as follows:

Golf-Club	Weekday
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$69.95	$39.95	$29.95	$24.95
Remington	$54.95	$39.95	$29.95	$24.95

Golf-Club	Weekend
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$84.95	$39.95	$29.95	$24.95
Remington	$64.95	$39.95	$29.95	$24.95

Our structured green fees for the peak season during mid-January through April 2024* was as follows:

Golf-Club	Weekday
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$84.95	$59.95	$34.95	$24.95
Remington	$74.95	$49.95	$34.95	$24.95

Golf-Club	Weekend
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$84.95	$59.95	$34.95	$24.95
Remington	$74.95	$49.95	$34.95	$24.95

*	Rates are subject to change due to market conditions and competitor rates during each period stated above.

We upgraded the greens in both Remington and Kissimmee Bay in the third quarter of 2024 because we believe this improvement will attract more golfers and make their golfing experience more enjoyable. While Remington’s clubhouse layout may not accommodate large banquet events, we believe improving the golf-course conditions may lead to an increase in our daily golfers and seasonal tournaments.

We recognize the competitive landscape of the golf industry in the greater Orlando region and plan to take steps to enhance the aesthetics and function of both our golf-courses and facilities to remain competitive in our local market because we believe it will attract a broader customer base.

Sales and Marketing

We promote our golf country clubs through marketing and partnerships with tee-time booking platforms that are designed to appeal to our existing members and prospective members. We primarily use digital media marketing channels including social media and digital advertising services where we purchase and boost certain of our digital advertisements on social media platforms, such as Facebook to drive traffic to our well-designed websites or tee-time booking partners. Boosting our digital advertisements promotes visibility of our digital advertising which we believe drives internet engagement to our websites. Additionally, we strategically engage Google Ads Services during certain periods during each golf-season and believe both Kissimmee Bay and Remington have achieved high rankings on Google searches generally related to “Kissimmee” and “golf”. Moreover, during past peak seasons, we purchased additional Google keyword search advertisements to maintain our visibility and prevent competitors from securing top positions in search results for similar search terms.

In addition to traditional digital marketing, we partner with one of the preeminent tee-time booking platforms GolfNow.com, managed by GolfNow Inc., (“GolfNow”). GolfNow maintains an online reservations and revenue management platform featuring our golf-courses among others. In fact, we believe GolfNow’s booking and search engine is a dominant platform in the Florida golf market, making it easy for golfers to find our golf country clubs and book tee times at our golf-courses through GolfNow mobile App. GolfNow also provides our management with operational dashboards, email databases of our customers, and reports regarding the status of tee times at our golf country clubs. We believe we are able to leverage this insight to increase retail bookings and revenue through the insight GolfNow provides. Not only can we easily track tee times and improve any ongoing deals to our golfing clientele, we are also able to make promotional announcements to GolfNow’s email listserv once a month. With this insight, we have collaborated with GolfNow to advertise three barter tee times on the GolfNow platform daily. GolfNow sells these barter tee times at prices lower than our publicly published rates.

Other of our marketing partners include two golf wholesale vendors, Tee Times USA and Golfpac Travel. We have partnered with these wholesale vendors in order to attract a significant percentage of golfers during our peak season. Both wholesale vendors have circulated promotion emails to their large customer-base around the country and advertised our golf-courses on their social media platforms.

Seasonality

Our golf country clubs operations are seasonal in nature and we anticipate that our golf country clubs will experience annual seasonality. Due to the warm weather in Florida, our peak season begins in the first quarter, starting in January and running through mid-April. Our shoulder seasons include the second and fourth quarters. We historically see that our revenue significantly declines during the third quarter because of the humid and hot weather in Florida. However, during our peak season, we typically host over 200 golfers per day every day for approximate 90 days in a row. During the peak season, both international and national tourists visit Florida for a golfing vacation.

After our peak season, golfing tourism noticeably slows however, our membership dues provide revenue that is historically less affected by seasonality than our green fees from those non-member golfers. We believe non-member local golfers are more particular than tourists about which times of the year they will- or will not-golf. To that end, keeping our golf-courses in good condition during both peak and non-peak season is key to attracting and engaging local patrons so they may view our golf country clubs favorably and become repeat customers at our golf-courses. As a result of these factors, we anticipate we will annually generate a disproportionate share of our revenues and cash flows in the peak season of each year or during quarter one and have lower revenues and profits in Central Florida’s warmer months such as during the third quarter.

Regulations

General. The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Some of the Company’s resort and golf-course employees may receive the federal minimum wage and any increase in the federal minimum wage would increase the Company’s labor costs.

Our Company is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, seating capacity, and building requirements. Each of our golf-course clubhouses requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each clubhouse requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control. The failure of a restaurant to retain liquor or food service licenses could have a material adverse effect on operations. In addition, the Company is subject to certain state “dram-shop” laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual.

The Company is also subject to the Americans with Disabilities Act of 1990, the Equal Employment Opportunity Act and the Age Discrimination in Employment Act and similar state laws. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations. We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in Florida. These regulations impact a number of aspects of operations, including golf-course maintenance and food handling and preparation. Our facilities, website and operations are subject to the Americans with Disabilities Act (the “ADA”). The rules implementing the ADA have been further revised by the ADA Amendments Act of 2008, which included additional compliance requirements for golf facilities and recreational areas. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities are made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

Homeowners’ Association. Our properties are subject to the rules and CCR of the Association which consist of various restrictions or guidelines regarding use and maintenance of the property, including, among others, easements, rights-of-way, restrictions, Association assessments and similar charges or encumbrances that do not materially interfere with the ordinary course of business of the Company or any of its Subsidiaries.

Environmental, Health and Safety. Our facilities and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources—including the health of ponds and littoral shelves on our properties, discharges to air, water and land, the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, batteries, solvents, motor oil and gasoline, handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from operated facilities. Our facilities are also subject to inspection by the South Florida Water Management District (“SFWMD”), a regional governmental district that oversees water resources in sixteen counties in Central and South Florida. The SFWMD works to improve the Kissimmee River and its floodplain, Lake Okeechobee and South Florida’s coastal estuaries where our properties are located. The SFWMD has made recommendations to our Company to improve the overall health of the littoral shelves on our properties, such as recommending we plant additional native aquatic plants around our ponds and lakes. These planting recommendations are subject to a “Permit Mitigation Plan” the SFWD has prescribed for Osceola County, Florida—where our properties are situated. Pursuant to that Permit Mitigation Plan it is also recommended we remove any unwanted invasive plants that can cause concerns to nearby homeowners and to the overall health of littoral shelves on our properties. The planting is intended to help control water flow during rain events on our property as to assist with treatment of the waters flowing into the nearby waterways before discharging into those waterways. We continue to review the SFWMD’s Permit Mitigation Plan as guidance and plant native aquatic plants accordingly with the recommendations stated therein.

Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the failure to remediate contamination at a property may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations and may from time to time in the future incur, costs related to cleaning up contamination or hazardous materials resulting from historical uses of certain of our current or former properties or our treatment, storage or disposal of wastes or hazardous materials at Company facilities. Our facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing for our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

Zoning and Land Use. The ownership and operation of our facilities, as well as our re-development and expansion of clubs, subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations.

Other. We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. As of the date of this Annual Report, we believe we are in compliance with provisions regulating environmental protection, water usage, health and safety standards, equal employment, minimum wages, and licensing requirements and regulations for the sale of food and alcoholic beverages and clubhouses .

Our Employees

As of the date hereof, we had approximately 47 employees, all of whom are full-time employees. Our employees are non-unionized. We believe we have a good working relationship with our employees and have yet to experience an interruption of business as a result of labor disputes.

The following table sets forth the breakdown of our employees by function as of the date of this Annual Report:

Functional Area	Number of Employees(1)
Pro Shop	5
Golf Operations	27
Food and Beverage	15
Total	47

(1)	This figure does not include our approximately thirteen independently contracted employees of SSS Down to Earth Opco, LLC, as of the date of this Annual Report.

Description of Property

Our principal premises are located at 2995 Remington Blvd. Kissimmee, FL 34744. We own the underlying real estate for both of our golf country clubs consisting of over 289 acres of fee simple real estate.

As of the date of this Annual Report, we believe our corporate office space at Remington Golf Club is well maintained and occupies sufficient space to meet our operating needs.

The following tables illustrate our golf country clubs by segment, location, type of club, and size in terms of golf holes.

Golf Country Clubs Segment by Region	Type of Club	Market	State	Golf Holes

Kissimmee Bay Country Club	Public Golf Country Club	Kissimmee	FL	18
Remington Golf Club	Public Golf Country Club	Kissimmee	FL	18

Insurance

We believe that our properties are covered by adequate property, casualty and commercial liability insurance with what we believe are commercially reasonable deductibles and limits for our industry. In addition, although we carry flood insurance on our properties in an amount and with deductibles that we believe are commercially reasonable, such policies are subject to limitations in certain active flood zones. Certain of the properties in our portfolio are located in areas known to be active flood zones. See “Risk Factors-Risks Related to Our Business and Operations-The level of insurance coverage that we purchases may prove to be inadequate”. Changes in the insurance market over the past few years have increased the risk that affordable insurance may not be available to us in the future. While we believe that our insurance coverage is adequate, if we were held liable for amounts and claims exceeding the limits of our insurance coverage or outside the scope of our insurance coverage, our business, results of operations and financial condition could be materially and adversely affected.

Intellectual Property

We are committed to protecting our intellectual property and, where appropriate, filing trademark applications to protect our brand. Since our establishment, we have focused on building an established brand for our golf-courses to achieve brand recognition and to increase our market share. We believe that increased brand awareness will increase our sales margins and improve customer loyalty. We have consistently marketed our golf-courses under the “Kissimmee Bay Country Club” and “Remington Golf Club” brands. While there can be no assurance that we can successfully register or maintain ownership for trademarks under those names, we are not currently aware of any facts that would negatively impact our continuing use of any of the foregoing tradenames.

We rely on trademarks and registered domains to protect our intellectual property rights and as of the date of this Annual Report, we have one registered United States trademark and four United States trademark applications pending with the United States Patent and Trademark Office (“USPTO”), and ten registered domain names. As of the date of this Annual Report, each of the Company’s trademark applications have been preliminary approved by the USPTO and are in the publication period, pending third party opposition. As of the date of this Annual Report, we are not aware of any oppositions filed against our proposed trademarks.

Trademarks

We own the following United States trademarks as of the registration dates noted below:

No.	Trademark	Owner	Country	Serial Number(s)	Class(es)	Application Date(s)	Registration Number(s)	Registration Date
1.	Kissimmee Bay Country Club	FSC Clearwater LLC	United States	98310045, 98310046	(i) International Class 041: Country clubs; Entertainment in the nature of golf outings and golf tournaments; Golf club services; Golf courses; Golf fitness instruction; Golf instruction; Organization of golf tournaments; Providing golf facilities International (ii) Class 043: Providing social meeting, banquet and social function facilities; Rental of banquet and social function facilities for special occasions, namely, weddings, corporate events, and parties; Restaurant services	12/12/2023	7649004	1/14/2025
2.	Remington Golf Club	FSC Clearwater II LLC	United States	98326337, 98348963	International Class 041: Country clubs; Entertainment in the nature of golf outings and golf tournaments; Golf club services; Golf courses; Golf fitness instruction; Golf instruction; Organization of golf tournaments; Providing golf facilities International.	12/21/2023, 1/09/2024	7606737	12/17/2024

Domain names.

We have registered and have the right to use the domain names listed below in the United States. We believe these domains allow golfers to easily find us on internet search engines and any other tee-time booking platforms. Domain names are generally renewable every year or every two years upon expiring.

Number	Issue Date	Expiration Date	Registration Agency	Domain Name	Owner
1	10/23/2023	10/23/2026	GoDaddy Operating Company, LLC.	aureusgreenway.com	Aureus Greenway
2	8/10/2022	8/10/2027	GoDaddy Operating Company, LLC.	golf-kissimmee.com	Aureus Greenway
3	4/22/2021	4/22/2026	GoDaddy Operating Company, LLC.	golfkissimmeebay.com	Aureus Greenway
4	4/22/2021	4/22/2026	GoDaddy Operating Company, LLC.	golfremington.com	Aureus Greenway
5	1/29/2023	1/29/2026	GoDaddy Operating Company, LLC.	kissimmee-golf.com	Aureus Greenway
6	11/5/2015	11/5/2025	GoDaddy Operating Company, LLC.	kissimmeebay.golf	Aureus Greenway
7	9/3/2009	9/3/2025	GoDaddy Operating Company, LLC.	playgolfinkissimmee.com	Aureus Greenway
8	4/28/2017	4/29/2025	GoDaddy Operating Company, LLC.	playgolfinremington.com	Aureus Greenway
9	2/3/2018	2/3/2026	GoDaddy Operating Company, LLC.	playgolfremington.com	Aureus Greenway
10	11/5/2015	11/5/2025	GoDaddy Operating Company, LLC.	Remington.golf	Aureus Greenway

Item 1A. Risk Factors.

Risks Related to Our Corporate Structure

Aureus Greenway Holdings Inc. is a holding company and may rely on dividends paid by its subsidiaries for its cash needs. Any limitation on the ability of its subsidiaries to make dividend payments to the Company, or any tax implications of making dividend payments to the Company, could limit the Company’s ability to pay its expenses or pay dividends to holders of its common stock.

Because Aureus Greenway Holdings Inc. is a holding company, we conduct substantially all of our business through our subsidiaries in the United States, and Aureus Greenway Holdings Inc. may rely on dividends to be paid by its subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay its operating expenses. If any of the subsidiaries incurs debt on its behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to the Company.

There are no restrictions in our Articles of Incorporation or bylaws of the Company (the “Bylaws”) that prevent the Company from declaring dividends. The Nevada Revised Statutes, however, prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

●	the Company would not be able to pay its debts as they become due in the usual course of business; or

●	the total assets of the Company would be less than the sum of the total liabilities of the Company plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Risks Related to Our Business

Severe weather patterns may adversely affect the ability for our customers to play at our golf courses, create damage to our course greens and properties and may adversely affect the value of our golf courses or negatively impact our business and results of operations.

As the game of golf is an outdoor activity, our business is susceptible to extreme weather conditions such as heavy rains, extreme or prolonged heat waves and high winds, all of which could reduce the playability of our golf courses and thereby reduce our revenues causing material adverse impact on our business and results of operations.

We regularly keep our golf courses irrigated and groomed in order to ensure a quality course for our customers to enjoy. Our ability to irrigate and groom our golf courses could be adversely impacted by a drought or other causes of water shortage. On the other hand, too much water or a flooding of the courses or the failure to properly aerate could result in soggy turf leading to inability to play, groom, maintain or run maintenance machinery or golf carts over the courses. A severe drought of extensive duration or extensive flooding due to non-seasonal and severe weather patterns could adversely affect our business and results of operations.

Our golf clubs are based in Florida which can experience periods of unusually or extremely weather conditions due to a variety of global climate phenomenon, such as the El Niño. If these phenomena and their impacts on weather patterns persist for extended periods of time causing the inability to play at our golf courses, our business and results of operations could be materially and adversely affected.

Economic downturns could negatively affect our business, financial condition and results of operations.

A majority of our revenue is derived from discretionary or leisure spending by our customers and such spending can be particularly affected by changes in general economic conditions. An economic downturn or recession may lead to unemployment, decreased business and consumer confidence, reduced corporate spending etc. which in turn may adversely affect the spending culture of our customers and patrons and may result in a material adverse affect on our business, financial condition and results of operations. With the current high interest rates and a perceived economic bubble in the United States, this may lead to a loss of consumer confidence which translates into fewer customers playing golf and reduction in functions and activities held at our golf country clubs. As a result, we may be unable to increase green fees, membership dues or the price of our products and services, and our business, financial condition and results of operations may be materially adversely affected.

In an unfavorable economic situation, we may also find it difficult to access funding through the financial markets or face increased funding costs, which could make it more difficult or more expensive for us to obtain additional funding and therefore have a negative affect on our results of operations.

We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to accomplish our business objectives.

We have a limited operating history. As a result, an investment in our common stock entails more risk than an investment in the common stock of a company with a substantial operating history. If we are unable to operate our business successfully, you could lose all or a portion of your investment in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

●	our ability to effectively manage any renovation, maintenance, marketing and other operating costs for our golf country clubs;

●	economic conditions in our markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and golf country club industry and the economy, in general;

●	our ability to maintain high customer loyalty;

●	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our strategy;

●	our ability to compete with other regional golf country clubs;

●	costs that are beyond our control, litigation with customers, the Association, legal compliance, real estate taxes, Association assessments and insurance;

●	judicial and regulatory developments affecting the golf clubs industry that may affect or delay our ability to operate in the normal course of business;

●	reversal of population growth, employment or homeownership trends in central Florida or similar regional markets; and

●	interest rate levels and volatility, such as the accessibility of short-term and long-term financing on desirable terms.

In addition, we face significant competition in acquiring attractive golf country clubs on advantageous terms, and the value of the golf country clubs that we acquire may decline substantially after we purchase them.

Increasing property taxes, Association fees, and insurance costs may negatively affect results of operations.

Property taxes and the costs of insuring our property are components of our expenses. Our property is subject to real property taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If real property taxes increase, expenses will increase. In addition, our property is subject to Association rules and regulations under the CCR. Powers under the CCR include the annual levy of regular property assessments, capital property expenditure assessments, and special property assessments for common expenses incurred by the Association in performance of its duties and obligations. The Association has the power to increase annual charges and make assessments for capital improvements, the establishment of reasonable reserves for the maintenance and replacement of and repairs to common property, and the Association’s surface water management system.

Similarly, property taxes, and insurance premiums are subject to significant increases, which may be outside of our control. If we fail to pay any such taxes, or annual assessments the applicable taxing authority or Association may place a lien on our property which could make it more difficult or more expensive for us to make improvements to our property, and therefore could harm our business and results of operations.

In particular, under a Florida statutory scheme implemented by certain Florida jurisdictions, a violation of the relevant building codes, zoning codes or other similar regulations applicable to a property may result in a lien on that property and all other properties owned by the same violator and located in the same county as the property with the code violation, even though the other properties might not be in violation of any code. Until a municipal inspector verifies that the violation has been remedied and any applicable fines have been paid, additional fines accrue on the amount of the lien and lien may not be released, in each case even at those properties that are not in violation. As a practical matter, it might be possible to obtain a release of these liens without remedying the property in violation through other methods, such as payment of an amount to the relevant county, although no assurance can be given that this will necessarily be an available option or how long such a process would take.

Our property is subject to a CCR that may unreasonably restrict our ability to operate on and use our property.

Our property is subject to a CCR that restrict certain uses of operation of such property, enforces certain conditions and restrictions on our property owner and property on which the Company operates. The CCR further subjects our property to easements, and regulates the design- and requirements-of any physical improvements or alterations on our property. Moreover, the operation and ownership of the contiguous properties within the subdivision the Association is situated in may impact the use of our property. Non-compliance with the CCR may result in or constitute default under our lease agreement with the Association and adversely affect our operating costs.

We may not be able to attract and retain customers that consistently utilize our golf country clubs and pay green fees, which could harm our business, financial condition and results of operations.

The engagement by customers of our golf-club facilities that the Florida golfing market determines to be desirable and willing to repeatedly utilize is critically important to our success. Our success will depend on our ability to attract and retain customers at our golf country clubs and maintain or increase usage of our golf courses and club facilities. Changes in consumer tastes and preferences, particularly those affecting the popularity of golf, and other social and demographic trends could adversely affect our business.

Our property is part of the Association, and we are subject to the rules and regulations the Association, which are subject to change and which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with the Association, which would be costly.

Our property is part of the Association, which is a private non-for-profit entity that regulates the activities of owners and occupants of, and levy assessments on, properties in the subdivision our property is a part of. The Association in which we own our property may have enacted or may, from time to time enact onerous or arbitrary rules that restrict our ability to use, design, renovate, or operate our property in accordance with our business strategy or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Additionally, the governing bodies of the Association in which we own property may not make important disclosures about our property or may block our access to Association records, initiate litigation, restrict our ability to freely use portions of our properties, impose assessments or arbitrarily change the Association rules. We may be unaware of or unable to review or comply with Association rules after their change, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss or prevent us from renting such property to a third party or otherwise reduce our cash flow from such property, which would have an adverse effect on our business and results of operations.

Changes in consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are susceptible to factors beyond our control that may reduce demand for our products and services.

Consumer spending patterns, particularly discretionary expenditures for leisure, recreation and travel, are particularly susceptible to factors beyond our control that may reduce demand for our products and services, including demand for golf, vacation and business travel and food and beverage sales. These factors include:

●	low consumer confidence;
●	changes in the desirability of particular locations, residential neighborhoods, office space or travel patterns of customers;
●	deferrals or renegotiations of group business (e.g., tournaments and golf outings);
●	natural disaster, such as earthquakes, tornadoes, hurricanes, wildfires and floods;
●	outbreaks of pandemic or contagious diseases, such as COVID-19;
●	war, terrorist or threats and heightened travel security measures instituted in response to these events; and
●	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel.

These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. Any one or more of these factors could limit or reduce demand or the rates our golf country clubs are able to charge for green fees or services, which could harm our business and results of operations.

We have significant operations concentrated in a specific geographic state and any disruptions or highly successful competitor in this limited region could harm our results of operations.

We currently operate our golf country clubs solely in the state of Florida. If there is any prolonged disruption in the operations of our golf country clubs in this state, whether due to internal or external factors, club locations may become unsuitable and we may be forced to close clubs. Similarly, our concentration in the Florida market increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas in response to heightened competition.

Our approach to identifying clubs in suitable locations typically favors locations where our facilities are or can become a part of the community. As a result, our golf country clubs are typically located near residential centers that we believe are consistent with our visitors’ lifestyle choices. Sales at these locations are derived, in part, from proximity to key local landmarks, business centers, facilities and residential areas. We may be forced to close clubs or club locations may become unsuitable due to, and such clubs’ results of operations may be harmed by, among other things:

●	economic downturns in a particular area;
●	competition from nearby recreational or entertainment venues;
●	changing demographics in a particular market or area;
●	changing lifestyle choices of consumers in a particular market;
●	weather conditions, technical difficulties, power failures or destruction or damage to the region as a result of a natural disaster, or fire; and
●	the closing or declining popularity of other businesses and entertainment venues located near our golf country clubs.

Our business operation is subject to seasonality.

Given that golf is an outdoor sport, our financial results fluctuate as a result of seasonal factors. Usage of our golf country clubs and golf facilities decline during the second and third quarters, because of hotter and humid temperatures that cause less tourist and customers to seek outdoor recreational activities. As a result of these factors, we usually generate a disproportionate share of our revenues and cash flows during a calendar year. This seasonality means our business and results of operations are disproportionately vulnerable to the occurrence of other risks during the periods of increased customer usage due to the larger percentage of revenues we generate during such times.

Our golf course maintenance is highly dependent on a third-party golf-club consultant which subjects us to risks, including disruptions in our business and increased costs.

We have engaged DTE, an independently contracted golf consultancy and maintenance company to manage both of our golf country clubs. Our engagement with DTE includes core consultancy services for DTE to advise on, manage, and maintain our golf-club facilities which include, but are not limited to capital, staffing, accounting, marketing, landscaping, regulatory, and other operations at our golf country clubs on a weekly basis. In the future, we may outsource other functions to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the skillset involved, such failures may also lead to business disruption, management errors, inefficiencies of our golf facilities, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our collective suppliers or employees or receiving payments on a timely basis. Moreover, the failure to renew our contract with DTE or find an alternative golf-club consultant on a timely basis could have an adverse effect on our business and results of operations.

Our golf courses and facilities are subject to future renovation projects which may result in in an extended period of continued partial or full business disruption and timing, budgeting and other risks could delay our efforts to renovate our properties all of which could reduce our profits or impair our ability to compete effectively.

We may regularly expend capital to construct, maintain and renovate our properties in order to remain competitive, pursue our business strategies, maintain and build the value and brand standards of our properties and comply with applicable laws and regulations. The ultimate impact of renovations of our facilities or gold courses in the future on our operations is unknown and will depend on future developments, including the duration which may result in an extended period of continued business disruption. Disruptions during renovation periods may include reduced customer traffic, damage to our reputation and reduced operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, periodic upgrades to our facilities, greens, furniture, fixtures and equipment necessary to operate our business are subject to a number of risks, including:

●	construction delays or cost overruns (including labor and materials) that may increase project costs;

●	obtaining occupancy and other required permits or authorizations;

●	force majeure events, including hurricanes or floods;

●	design defects that could increase costs; and

●	environmental concerns which may create delays or increase costs.

These projects create an ongoing need for cash, which if not generated by operations or otherwise obtained is subject to the availability of credit in the capital markets. Our ability to spend cash necessary to maintain the quality of our properties is significantly impacted by the cost and availability of capital, over which we have little control. The timing of capital improvements can affect our golf-country club performance, including green fees, retention and usage, particularly if we need to close portions of golf courses or a significant number of other facilities, such as meeting spaces or dining areas. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect. If we are not able to begin operating properties as scheduled, or if investments harm or fail to improve our performance, our ability to compete effectively would be diminished and our business and results of operations could be adversely affected.

Negative publicity could reduce sales at some or all of our golf country clubs and adverse litigation against us could materially affect our financial condition and results of operations.

We may, from time to time, be faced with negative publicity relating to our golf country clubs, food quality, the safety, sanitation and welfare of our club facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, employee relationships and welfare or other matters at one or more of our golf country clubs. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one of our golf-club may extend far beyond the sole golf-club involved, especially due to the proximity of our golf country clubs to one another.

During the normal course of our business, we may be involved in various legal proceedings. If any of these proceedings were to be determined adversely against us or a settlement involving a payment of a material sum of money, this could have a material adverse impact on our financial condition and results of operations. Similarly, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

We rely on a small number of suppliers, supplier concentration may expose us to significant financial credit or performance risk.

Our golf country clubs rely on the supply of services, equipment, or products which we may contract to purchase from a small number of third-party suppliers. As we continue to grow our business, we may need to establish a more diverse supplier network, while attempting to continue to leverage our purchasing power to obtain favorable pricing and delivery terms. The failure to diversify our supplier network could have an adverse effect on our results of operations, financial condition and cash flows.

Furthermore, despite our efforts to maintain good relationships with our existing suppliers, we could lose one or more of our existing suppliers at any time. The loss of one or more key suppliers could increase our reliance on higher cost or lower quality supplies, which could negatively affect our profitability. Any interruptions to, or decline in, the amount or quality of our supplies could materially disrupt our golf country clubs and adversely affect our business, financial condition and financial prospects.

Increases in our cost of equipment rentals, consultant services, insurance premiums, Association fees, food vendors and taxes could reduce our operating margins and harm our business, financial condition and results of operations.

Increases in operating costs due to inflation, property taxes, or Association fees and other factors may not be directly offset by increased revenue. Our most significant operating costs, other than labor, and our engagement with DTE are our cost of equipment leases, insurance premiums, food vendors, Association fees, and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control. If certain of these significant operating costs of increase significantly and we are not able to pass along those increased costs to our customers in the form of higher prices or otherwise, our operating margins would suffer, which would have an adverse effect on our business, financial condition and results of operations.

Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

We must regularly expend capital to construct, maintain and renovate our properties in order to remain competitive, pursue our business strategies, maintain and build the value and brand standards of our properties and comply with applicable laws and regulations. Our ability to spend the money necessary to maintain the quality of our properties is significantly impacted by the cost and availability of materials and capital, over which we have little control over. In addition, we must periodically upgrade or replace the furniture, fixtures and equipment necessary to operate our business. These capital intensive efforts are subject to a number of risks, including:

●	construction delays or cost overruns (including labor and materials) that may increase project costs;
●	obtaining zoning, occupancy and other required permits or authorizations;
●	governmental restrictions on the size or kind of development;
●	force majeure events, including earthquakes, tornadoes, hurricanes or floods;
●	design defects that could increase costs; and
●	environmental concerns which may create delays or increase costs.

If we are not able to keep up with the capital demands of our golf courses as scheduled, or if such capital investments harm or fail to improve our performance, our ability to compete effectively would be diminished and our business and results of operations could be adversely affected.

Our success is dependent on the continued service of our senior management and key employees.

The loss of the services of any of our senior management could affect our operation and ability to achieve our business goals. We also may be unable to retain existing management and key employees, including club managers and maintenance staff, which could result in harm to our relationships with our members and customers and unanticipated recruitment and training costs. In addition, we have not obtained key man life insurance policies for any of our senior management team. As a result, it may be difficult to cover the financial loss if we were to lose the services of any members of our senior management team. The loss of members of our senior management team or key employees could have an adverse affect on our business and results of operations.

Competition in the industry may have a material adverse effect on our business and results of operations.

Our industry is competitive and compete primarily on the basis of reputation, quality and comprehensives of facilities, location and price. As a result, competition for market share in the industry in which we compete is significant. In order to succeed, we must increase our market share from local and regional competitors and sustain our customer base in the face of increasing recreational alternatives available to our prospective customers and current members.

Our golf and club facilities compete on a local and regional level with other golf country clubs, and at a regional level with restaurants and social clubs for leisure activities. The level of competition in the golf and country club business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. According to the Frost & Sullivan Report, in 2022 there were more than 1,200 golf courses within the State of Florida most if not all of which have similar service offerings to those of ours. If we cannot differentiate ourselves from our competitor and provide more superior or better quality courses and facilities as compared to them, our financial performance could be materially affected. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a negative impact on our business and results of operations.

Certain market opportunity data and forecasts contained in this Annual Report were obtained from third-party sources and were not independently verified by us. We believe the estimates of market opportunity data and forecasts of market growth included in this Annual Report are reliable, but may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

This Annual Report reflects certain data and information covering and analyzing the golf club industry for a period of 2018-2022 that were obtained from various industry and private entity publications and reports. There is no guarantee that any particular number or percentage of market participants covered by the market opportunity estimates will generate any particular level of revenue for us. While we have not independently verified the data and information contained therein and such data and information may have been collected using third-party methodologies, we believe that the data and information, including projections based on a number of assumptions, from these third-party publications and reports used in this Report is reliable. The expansion of the golf country club market is subject to a number of factors, including the cost and perceived value associated with our services and golf country club offerings and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecast in this Report, our business could fail to grow at the rate we anticipate, if at all, which could adversely affect our business, financial condition, results of operations and prospects. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Report should not be taken as indicative of our future growth.

Navigating workforce challenges is an inherent aspect of our operations, exposing us to potential risks associated with the historical rise in labor costs.

We face workforce challenges which may arise from heightened competition for skilled employees, increased turnover rates, mandatory wage hikes, health benefit coverage, or potential legal issues.

Potential labor shortages or increased labor costs could emerge due to intensified competition for talent, elevated turnover rates, or regulatory changes such as increases in minimum wages or other employee benefit expenses. The ongoing evaluation of the impact of regulatory reforms on benefit costs, like healthcare, is a part of our proactive approach. A surge in labor-related expenses might result in an overall increase in operating costs, potentially affecting our business, financial well-being, and operational outcomes.

We may seek to expand through acquisitions of, or investments in, other businesses and properties each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in additional golf country clubs, technologies or businesses. We cannot assure you that we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

●	the potential failure to achieve the expected benefits of the combination or acquisition;

●	unanticipated costs and liabilities;

●	difficulties in integrating branding, services and products, businesses, operations and technology infrastructure in an efficient and effective manner;

●	difficulties in maintaining customer relations;

●	the potential loss of key employees of the acquired businesses;

●	the diversion of the attention of our senior management from the operation of our daily business;

●	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;

●	the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;

●	the potential issuance of securities that would dilute our stockholders’ percentage ownership;

●	the potential to incur large and immediate write-offs and restructuring and other related expenses; and

●	the inability to maintain uniform standards, controls, policies and procedures.

Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses. We continually evaluate opportunities to expand our business through strategic and complementary acquisitions. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. In addition, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all.

Accidents or injuries at our golf country clubs or in connection with our operations may subject us to liability, negatively affect our reputation and attendance at our golf country clubs, which could harm our business, financial condition and results of operations.

There are inherent risks of accidents or injuries at our properties or in connection with our operations including injuries from slips, trips and falls. If accidents or injuries occur at our properties, we may be held liable for costs related to the injuries. Although we maintain liability insurance, which we believe is commercially reasonable, there can be no assurance that our liability insurance will be adequate to cover all circumstances or the entire amount of liability. Our business, financial condition and results of operations could be materially and adversely affected to the extent claims and associated costs resulting from accidents or injuries exceed our insurance recoveries. Even if our insurance coverage were sufficient, any claims made by us could increase the premium payable in the future.

We may need to defend ourselves against patent or trademark infringement, or other intellectual property claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain trademarks or other proprietary rights that would prevent or limit our ability to market our golf country clubs, which could make it more difficult for us to operate our business. We may receive inquiries from trademark owners inquiring whether we infringe on their proprietary rights. Companies owning intellectual property related to golf-services in Florida, or elsewhere may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease marketing, sales, or use of materials that incorporate the asserted trademarks or intellectual property;
●	pay substantial damages;
●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all;
●	or redesign one or more aspects or systems of our marketing plans.

A successful claim of infringement against us could materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, misappropriation of assets and damage to our business relationships, all of which could negatively impact our business and results of operations.

Cyber incidents may result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation and damage to us. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that our financial results, operations, business relationships, confidential information or price of the common stock will not be negatively impacted by such an incident.

Insider or employee cyber and security threats are increasingly a concern for all companies, including ours. Moreover, social engineering and phishing are a particular concern for companies with employees including ours.

As a smaller company, we use third-party vendors to assist us with our network and information technology requirements. While we carefully select these third-party vendors, we cannot control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, cyber-attacks and security breaches at a point-of-sale system or via our wireless internet network, could adversely affect our business and results of operations.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our insurance coverage may be inadequate for the claims asserted or in relation to the risks associated with our business operations.

We maintain insurance coverage for our major assets and operations, including insurance covering for fire, flood, natural disasters etc. However, we do not have or are unable to obtain insurance in respect of losses arising from certain operating risks, such as acts of terrorism. Our insurance policies may be insufficient to cover all of our losses in all events. The occurrence of certain incidents, including fraud, confiscation by investigating authorities or misconduct committed by our employees or third parties, severe weather conditions, war, flooding and power outages may not be covered adequately, if at all, by our insurance policies. If our losses exceed the insurance coverage or are not covered by our insurance policies, we may be liable to bear such losses. Our insurance premiums may also increase substantially due to claims made. In such circumstances, our business, financial condition, results of operations and prospects may be materially and adversely affected. Similarly, if we incur any loss not covered by such insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

Our properties are subject to environmental regulation.

Our properties and operations are subject to compliance with a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, environmental discharges; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by discharge of regulated materials. Certain of the foregoing environmental laws may impose clean up responsibility and liability on us without regard to whether we were aware of the discharge or waste or knew of or caused the presence of the environmental hazard at issue. We may use certain substances and generate certain wastes that may be deemed hazardous or toxic pursuant to such laws, and in the future we may incur costs related to cleaning up contamination resulting from historic uses of our golf country clubs when they were owned by others and for our treatment, storage or disposal of any waste from such use. The costs of investigation, remediation, or removal of regulated materials may be substantial, and the presence of any such substances, or the failure to remediate any golf property properly, may impair our ability to use that golf property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements. Failure to comply with these environmental laws could result in temporary or permanent cessation of the use of our golf country clubs and/or facilities.

Our current debt obligations may limit our ability to secure additional capital, hinder adaptability to economic and industry changes, which may impede meeting such debt obligations.

The extent of our debt obligations may pose challenges including our capacity to secure additional capital for operational needs, ability to quickly adapt to economic, industry, or business changes, and impede our ability to meet debt obligations.

Our debt obligations may hold material implications for our investors, encompassing the following considerations:

●	Limitation of our financing options: Existing debt obligations may constrain our ability to secure additional debt or equity financing for various purposes, such as working capital, capital expenditures, debt servicing, acquisitions, or general corporate needs.

●	Allocation of Cash Flows: Certain of our operational cash flows is committed to servicing principal and interest on our debt obligations, thereby limiting funds available for operations, strategic initiatives, capital expenditures, acquisitions, and additional business opportunities.

●	Challenges in Debt Servicing: The debt service requirements associated with our debt obligations could potentially complicate our ability to meet other of our financial obligations.

●	Vulnerability to Economic Conditions: We could be more susceptible to downturns in general economic conditions or within our specific business sector than our competitors without similar debt obligations which could hinder crucial capital spending essential for our growth.

Our growth strategy contemplated by our business plan may not be achievable or successful

We may not be able to implement the growth strategy contemplated in our business plan. Our growth strategy is dependent on a number of factors, including continued market acceptance of our golf country clubs and stable revenue. We can provide no assurance that customers will continue to utilize the facilities of our properties or that those customers will utilize the facilities of our golf country clubs at the prices and on the terms assumed in our business plan.

Among other things, implementation of our growth strategy would be adversely affected if:

●	we are unable to continue to attract sufficient customers to utilize the facilities of our golf country clubs, considering the price and other terms required for us to attain the level of profitability that will enable us to continue to pursue our growth strategy;
●	we fail to generate revenue sufficient to fund our operations;
●	we are forced to significantly adapt our business plan to meet changes in our markets; and
●	for any reason, we are unable to attract, hire, retain and motivate qualified personnel.

We can provide no assurance that we will be able to manage our growth effectively or successfully. Our failure to meet the encountered challenges could cause us to lose money and investments in us could be lost.

We may experience material weaknesses in our internal controls and financial reporting may limit our ability to prevent or detect financial misstatements or omissions. As a result, our financial reports may not be in compliance with U.S. GAAP. Any material weakness, misstatement or omission in our financial statements will negatively affect the market and the price of our stock, which could result in significant loss to our investors.

The Company is a reporting company under section 15(d) of the Exchange Act and therefore the Company is subject to the Sarbanes- Oxley Act of 2002. Our current management has no experience managing and operating a public company, and we rely in many instances on the professional experience and advice of third parties. Therefore, we may, in turn, experience “weakness” and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the “Sarbanes-Oxley” Act. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to include in our annual reports our assessment of the effectiveness of our internal control over financial reporting as of the end of each of our fiscal years. We have not yet completed any assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification.

Because we are an emerging growth company and have elected not to opt out of the extended transition period created by the provisions of the JOBS Act of 2012. During that transition period, our independent auditor shall not attest to, and report on, the assessment made by our management regarding the effectiveness of our internal control structure and procedures for financial reporting.

We incur and will continue to incur substantial costs as a result of being a public company subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with preparation of reports. These additional costs could reduce or eliminate our ability to operate profitability.

Prior to the IPO, we operated as a private company. Due to the effectiveness of our registration statement on Form S-1 in November 2024, we expect to incur significant legal, accounting, and other expenses as a public company that we did not incur as a private company. These additional costs could negatively affect our financial results. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and Nasdaq, impose various requirements on the corporate governance practices of public companies. We will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. In order for us to be compliant with our reporting requirements of the Exchange Act, we will require future revenues to pay the cost of the required filings, which could comprise a substantial portion of our available cash resources.

There can be no assurances that we will be able to acquire capital from any other source to pay for these expenses other than through shares of our common stock sold under this offering. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares of common stock you may purchase, if at all. These costs will, obviously, be expenses of our operations and, therefore, have a negative effect on our ability to pay our other costs and expenses and earn a profit.

Compliance with these laws, rules, and regulations increases our legal and financial compliance costs and makes some corporate activities more time-consuming and costlier. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We have incurred additional costs in obtaining director and officer liability insurance. In addition, we incur additional costs associated with our public company reporting requirements. It may also be more difficult for us to find qualified persons to serve on our board of directors or as executive officers.

We are an “emerging growth company,” as defined in the JOBS Act and will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 in the assessment of the emerging growth company’s internal control over financial reporting and permission to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

After we are no longer an “emerging growth company,” or until five years following the completion of our initial public offering, whichever is earlier, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 and the other rules and regulations of the SEC. For example, as a public company, we have been required to increase the number of independent directors and adopt policies regarding internal controls and disclosure controls and procedures.

Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies, and we expect to rely on this exemption. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate with any degree of certainty the amount of additional costs we may incur or the timing of such costs.

We are controlled by Ace Champion Investments Limited, Trendy View Assets Management, and Chrome Fields Asset Management LLC, whose interests may be different than the interests of other investors.

Ace Champion Investments Limited, Trendy View Assets Management, and Chrome Fields Asset Management LLC, which are controlled by each of Mr. S. Cheung, Mr. Y. C. Cheung and Ms. C. Lee, and Mr. C. P. Cheung, respectively. The foregoing three entities collectively beneficially own approximately 98.3% of the voting rights of our common stock as of the date of this Annual Report. As a result, they have the ability to elect all of the members of our board of Directors and thereby may be able to indirectly control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated articles of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Ace Champion Investments Limited, Trendy View Assets Management, and Chrome Fields Asset Management LLC may collectively have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. In addition to Mr. C. P. Cheung’s stock ownership through Chrome Fields Asset Management LLC, and Mr. S. Cheung’s stock ownership through Ace Champion Investments Limited, each has been appointed as our executive director and Chief Executive Officer, and as our executive director and Executive Chairman of the board, respectively. Mr. Y. C. Cheung and Ms. C. Lee, as the joint shareholders of Trendy View Assets Management, hold no roles in the Company. Thus, in addition to Mr. C. P. Cheung’s and Mr. S. Cheung’s shareholding of the Company, each is key to our operations and will have significant influence regarding our key decisions. This concentration of ownership and influence over our decision-making may also discourage, delay or prevent a change in control of the Company, which could deprive our other stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other stockholders.

Risks  Related to Customer Privacy, Cybersecurity and Data

Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.

We receive, transmit and stores personally identifiable information and other data relating to the employees, booking order processing, and sales transactions. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure, and protection of certain types of data. These laws, rules and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. Changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Further, if we expand our geographic reach, our services and user base, we may become subject to additional privacy-related laws and regulations. Additionally, we may incur significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In particular, with laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, product sales platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. The failure, or the failure by third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers from using our services or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.

We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

Our business relies on the use of customer accounts linked to bank accounts or credit cards as well as tracking certain movements of our customers. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly evolving and expanding, creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

If our information technology systems or sensitive information, or those of our collaborators or other contractors or consultants, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, a significant disruption of services and our ability to operate our business effectively, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties upon which we rely process sensitive information, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud. These threats include, but are not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. We may also face increased cybersecurity risks due to the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. If any of the previously identified or similar threats were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we could incur liability, our competitive position could be harmed. Security incidents could lead to adverse consequences, including but not limited to: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We may expend significant resources or modify our business activities (including our research and development activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence technologies.

Risks Related to Our Common Stock and Organizational Structure

Our Common Stock price may be volatile similar to the stocks of other early-stage companies, and the value of our Common Stock may decline.

The market price of our Common Stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

●	our future financial performance, including expectations regarding our revenue, expenses and other operating results;

●	changes in customer acceptance rates or the pricing of our services;

●	delays in any proposed facility renovations or expansion;

●	our ability to establish new partnerships and successfully retain existing partnerships;

●	our ability to anticipate market needs and develop and introduce new and enhanced services or facilities to adapt to changes in our industry;

●	the success of our competitors;

●	our operating results failing to meet the expectations of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

●	the stock price performance of other companies that investors deem comparable to us;

●	announcements by us or our competitors of significant business developments, acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

●	changes in our capital structure, including future issuances of securities or the incurrence of debt;

●	changes in senior management or key personnel;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, investigations, inquiries or litigation;

●	the inherent risks related to the golf country club industry;

●	the trading volume of our Common Stock; and

●	general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Common Stock. In addition, stocks of early stage companies have historically experienced high levels of volatility. In 2025, the closing price of our Common Stock on the Nasdaq Capital Market fluctuated between a high of $5.44 to a low of $0.59. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements could result in a de-listing of our Common Stock.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our Common Stock on the Nasdaq Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”). If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum stockholder’s equity requirement, the minimum bid price requirements or the minimum market value of publicly held shares requirement, Nasdaq staff may take steps to de-list our Common Stock. A notice of de-listing or any de-listing would likely have a negative effect on the price of our Common Stock and may impair our stockholders’ ability to sell our Common Stock when they wish to do so. In the event that we receive a notice of de-listing, we would plan to take actions to restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our Common Stock maintaining its listing, or that any such action would stabilize the market price or improve the liquidity of our Common Stock.

We have broad discretion in the use of our existing cash, cash equivalents and may not use them effectively.

Our management will have broad discretion in the application of our existing cash, cash equivalents. Because of the number and variability of factors that will determine our use of our existing cash, cash equivalents and the net proceeds, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash resources in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash resources in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of Common Stock will be our stockholders’ sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

Our largest stockholders’ interests may differ from those of our public stockholders.

Approximately 39.4% and 49.2% of the voting power of our Common Stock is controlled, directly or indirectly, by certain of our directors, Mr. C. P. Cheung, and Mr. Mr. S. Cheung, respectively. To our knowledge, no other stockholder owns more than 20% of our voting power. Each of Mr. C. P. Cheung, and Mr. Mr. S. Cheung could exert significant influence over corporate management and affairs, as well as matters requiring stockholder approval, and he is able to, subject to applicable law, participate in the election of the members of the and actions to be taken by us, including amendments to our Articles of Incorporation and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. It is possible that the interests of such stockholders may in some circumstances conflict with the Company’s interests and the interests of our other stockholders. This could influence his decisions, including with regard to whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to the Company’s tax reporting positions may take into consideration these stockholders’ tax or other considerations, which may differ from the Company’s considerations or those of our other stockholders.

The structure of our capital stock will have the effect of concentrating voting power with our Chief Executive Officer and Directors, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our series A preferred stock (the “Series A Preferred Stock”) have such number of votes per share equal to twenty (20) votes per share, while shares of our Common Stock will have one vote per share. Mr. S. Cheung, Mr. C. P. Cheung, and Mr. Yick Chung Cheung and Ms. Chan Lee hold all of the issued and outstanding shares of our Series A Preferred Stock. Accordingly, Mr. S. Cheung, Mr. C. P. Cheung, and Mr. Yick Chung Cheung and Ms. Chan Lee hold approximately 49.2%, 39.4%, and 9.6% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. S. Cheung, Mr. C. P. Cheung, and Mr. Yick Chung Cheung and Ms. Chan Lee may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the securities, and might ultimately affect the market price of shares of our Common Stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404 and disclosure obligations regarding executive compensation. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Common Stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of February 12 2030, which was the date of the first sale of our Common Stock pursuant to an effective registration statement; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our share price may be more volatile.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 1C. Cybersecurity.

We believe cybersecurity risk management is an important part of its overall risk management efforts. The Company has a policy of transparency regarding our data collection, use, retention and sharing practices, and it is our commitment to implement appropriate technical security measures to protect all Company stakeholders and manage third party risk.

Our operations may, in some cases, involve the storage, transmission and other processing of customer and research data or sales information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks, and use of artificial intelligence. As of the date of this Annual Report, the Company has not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. The Company’s strategy is to mitigate risks preventatively; however, no assurances can be provided that there will not be incidents in the future or that they will not materially affect the Company.

We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we continuously work to enhance our information security program and risk management efforts.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we do, from time to time, experience threats and communicate security incidents relating to our and our third party vendors’ data and information systems. For more information about these risks, please refer to the section entitled “Risk Factors” in this Annual Report.

The Company is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical.

We and our customers use third-party service providers to perform a variety of functions throughout our business, including booking services through third party platforms and point of sale devices. Depending on the nature of the services provided, the sensitivity of the systems and data at issue, and the identity of the provider, customer or our vendor contracting processes may include imposing certain contractual provisions related to privacy and cybersecurity.

We have integrated our assessment and management of material risks from cybersecurity threats into our overall risk management systems and processes. For example, the results of such third-party cybersecurity assessments are shared with our senior management and the board’s audit committee for review, both of which evaluate our overall enterprise risk.

Cybersecurity Risk

In 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal laws and regulations. If we fail to observe this regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments where our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based services offered by us.

Governance

The Board, in coordination with the Audit Committee of the Board, oversees the Company’s processes for assessing and managing risk. The Board and Audit Committee may review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The Board’s Audit Committee is also responsible for overseeing cybersecurity risk and are informed in a timely manner of any incidents considered potentially serious, together with details on the prevention, detection, mitigation and remediation of such incidents.

Risks from Cybersecurity Threats

As of the date of this report, we are not aware of any material risks from cybersecurity threats  that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we cannot provide assurance that we will not experience any such event in the future.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.

Item 2. Properties.

Our principal premises are located at 2995 Remington Blvd. Kissimmee, FL 34744. We own the underlying real estate for both of our golf country clubs consisting of over 289 acres of fee simple real estate.

As of the date of this Annual Report on Form 10-K, we believe our corporate office space at Remington Golf Club is well maintained and occupies sufficient space to meet our operating needs.

The following tables illustrate our golf country clubs by segment, location, type of club, and size in terms of golf holes.

Golf Country Clubs Segment by Region	Type of Club	Market	State	Golf Holes

Kissimmee Bay Country Club	Public Golf Country Club	Kissimmee	FL	18
Remington Golf Club	Public Golf Country Club	Kissimmee	FL	18

Item 3. Legal Proceedings.

As of the date of this Annual Report on Form 10-K, there are no active legal proceedings pending or threatened against the Company. However, from time to time, we may be subject to various legal claims and proceedings that arise from the normal course of business activities, including, third party intellectual property infringement claims against us in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, could result in substantial cost, diversion of our resources, including management’s time and attention, and, depending on the nature of the claims, reputational harm. In addition, if any litigation results in an unfavorable outcome, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

On February 12, 2025 our Common Stock began trading on the Nasdaq Capital Markets under the ticker symbol “AGH”. Prior to that time, there was no public trading market for our Common Stock. AGH”. We had 10,880,000 shares of Common Stock issued and outstanding as of December 31, 2024.

Holders of Capital Stock

As of December 31, 2024, we had 3 registered holders of our Common Stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. The actual number of holders of our Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

As of December 31, 2024, we had 3 registered holders of our Class A Preferred Stock. There is no established public trading market for our Class A Preferred Stock.

Transfer Agent

The transfer agent for our Common Stock is VStock Transfer, LLC. The transfer agent’s telephone number and address is (212) 828-8436 and 18 Lafayette Place Woodmere, New York 11598.

Dividends

To date, we have not declared or paid any dividends on our Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, the board of directors of the Company (the “Board) has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board deems relevant.

Recent Sales of Unregistered Securities

Except as set forth below or in a Current Report on Form 8-K, there were no equity securities of the registrant sold by the registrant during the period covered by this annual report that were not registered under the Securities Act.

Use of Proceeds from the IPO

The offering pursuant to our IPO terminated after the sale of all securities registered pursuant to the Registration Statement. On Form S-1 filed in connection with our IPO.

Further, there has been no material change in the expected use of the net proceeds from our IPO as described under the heading “Use of Proceeds” in our final prospectus, filed with the SEC on February 13, 2025, pursuant to Rule 424(b)(4) relating to our registration statement on Form S-1.

The net proceeds from our IPO were approximately $10.6 million, after deducting underwriting discounts and commissions and offering expenses and a portion of which were used $2,464,768 to make payments towards the 2014 Loans, 2024 Loans, and Expense Loan (all of which are defined herein). For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.” As of the date of this Annual Report, there has been no material change in the planned proceeds from our IPO, as described in our final prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth in this section contains certain “forward-looking statements”, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully expand our business. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations affecting our operations.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

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

On February 13, 2025, the Company announced the closing of its initial public offering (“IPO”) of 3,000,000 shares of common stock, US$0.001 par value per stock share at an offering price of US$4.00 per share for a total of US$12,000,000 in gross proceeds. The Company raised total net proceeds of approximately US$10.6 million after deducting underwriting discounts and commissions and offering expenses.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial statements include the accounts of the Company and its wholly-owned subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All significant inter-company transactions and balances between members of the Group are eliminated upon consolidation.

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

Results of Operations

	For the Years Ended December 31,
	2024	2023	2022
Revenue
Golf operations	2,443,178	2,643,856	2,310,615
Sales of food and beverage	648,738	682,281	517,694
Sales of merchandise	115,262	138,450	99,366
Ancillary revenue	91,183	90,125	80,979
Total revenue	3,298,361	3,554,712	3,008,654

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	1,367,958	1,189,889	1,015,852
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	186,602	209,226	167,614
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	54,876	92,675	56,228
Salaries and benefits	724,157	683,941	556,880
Depreciation	201,113	174,207	163,371
Other general and administration expenses	945,687	951,616	580,463
Total operating costs	3,480,393	3,301,554	2,540,408

(Loss) income from operations	(182,032)	253,158	468,246

Other income (expense)
Interest expense	(25,550)	(30,393)	(36,196)
Other income	44,818	28,098	8,900
Total other income (expense), net	19,268	(2,295)	(27,296)

(Loss) income before income tax	(162,764)	250,863	440,950

Income tax (benefits) expenses	20,936	(135,265)	117,757

Net (Loss) Income	(183,700)	386,128	323,193

Revenue

Revenues disaggregated by major revenue streams for years ended December 31, 2024, 2023 and 2022 are disclosed in the table below:

	For the Years Ended			2024 vs 2023		2023 vs 2022
	December 31,			Changes		Changes
	2024	2023	2022	$	%	$	%
Golf operations
– annual membership dues	$303,542	$168,723	$230,874	$134,819	80%	$(62,151)	(27)%
– one-time green fees	2,139,636	2,475,133	2,079,741	(335,497)	(14)%	395,392	19%
Sales of food and beverage	648,738	682,281	517,694	(33,543)	(5)%	164,587	32%
Sales of merchandise	115,262	138,450	99,366	(23,188)	(17)%	39,084	39%
Ancillary revenue	91,183	90,125	80,979	1,058	1%	9,146	11%
	$3,298,361	$3,554,712	$3,008,654	$(256,351)	(7)%	$546,058	18%

Comparison for the years ended December 31, 2024 and 2023

Our revenue is mainly comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $256,351 or 7% was mainly due to the decrease in one-time green fees from golf operations and the associated sales of food and beverage and merchandise, and partially offset by the increase in annual membership dues.

Revenue from golf operations decreased by $200,678 or 8% from $2,643,856 for the year ended December 31, 2023 to $2,443,178 for the year ended December 31, 2024, which was mainly driven by the decrease in one-time green fees from golf operations by $335,497 or 14%, partially offset by the increase in annual membership dues by $134,819 or 80%.

Revenue from annual membership dues accounted for 9% and 5% of total revenue for the years ended December 31, 2024 and 2023. It increased by $134,819 or 80% mainly due to more receipts in advance closed to the year ended December 31, 2023 and deferred to be recognized as revenue during the year ended December 31, 2024.

One-time green fees from golf operations accounted for 65% and 70% of total revenue for the years ended December 31, 2024 and 2023 respectively. Decrease in one-time greens fees by 14% resulted from the decrease in total number of rounds by approximately 15% from approximately 66,000 rounds during the year ended December 31, 2023 to approximately 56,000 rounds during the year ended December 31, 2024 despite the increase in average price per round by approximately 3% from $37 per round for the year ended December 31, 2023 to $38 per round for the year ended December 31, 2024. Decrease in number of rounds was mainly due to more rainy days during the year ended December 31, 2024.

Decrease in revenue from sales of food and beverage by $33,543 or 5% from $682,281 for the year ended December 31, 2023 to $648,738 for the year ended December 31, 2024 was contributed by a decrease in quantities sold by 11% from approximately 116,000 pieces of food and beverage for the year ended December 31, 2023 to approximately 103,000 pieces of food and beverage for the year ended December 31, 2024 while the average unit price remained stable at $6 per unit for both periods. The decrease in quantities sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $23,188 or 17% from $138,450 for the year ended December 31, 2023 to $115,262 for the year ended December 31, 2024 was contributed by a decrease in sales of golf balls, men’s wear and headwear by 17% as a result of the decrease in customers playing golf during the year ended December 31, 2024 which was mainly due to the decrease in revenue from golf operations as a result of decrease in customers visiting our pro shops.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The increase slightly by $1,058 or 1% was mainly due to an increase in demand for rental services for activities and events during the year ended December 31, 2024.

Comparison for the years ended December 31, 2023 and 2022

Our revenue is comprised of golf operations, sales of food and beverage and sales of merchandise. Overall increase in revenue year over year by $546,058 or 18% was mainly due to the increase in one-time green fees from golf operations, sales of food and beverage and sales of merchandise which was partially offset by decrease in annual membership dues from golf operations.

Revenue from golf operations increased by $333,241 or 14% from $2,310,615 for the year ended December 31, 2022 to $2,643,856 for the year ended December 31, 2023, which was driven by the increase in one-time green fees from golf operations by $395,392 or 19% which partially offset the decrease in annual membership dues from golf operations by $62,151 or 27%.

One-time green fees from golf operations accounted for 70% and 69% of total revenue for the years ended December 31, 2023 and 2022 respectively. Increase in one-time greens fees by 19% resulted from the increase in total number of rounds by 10% from approximately 50,000 rounds during fiscal year ended 2022 to approximately 55,000 rounds during fiscal year ended 2023 as well as the increase in average price per round by 8% from $39 per round December 31, 2022 to $42 per round for the year ended December 31, 2023.

Annual memberships decreased by 27% was mainly due to most of the annual membership dues being received during the third quarter during the year ended December 31, 2023 and the remaining unused monthly services were deferred to the year of 2024.

Increase in revenue from sales of food and beverage by $164,587 or 32% from $517,694 for the year ended December 31, 2022 to $682,281 for the year ended December 31, 2023, which was contributed by the increase in quantities sold by 16% from approximately 100,000 for the year ended December 31, 2022 to approximately 116,000 for the year ended December 31, 2023 and the average unit price remained stable at $6 per unit for the year ended December 31, 2022 and $6 for the year ended December 31, 2023. The increase in quantity sold was in line with increase in golf operations.

Increase in revenue from sales of merchandise by $39,084 or 39% from $99,366 for the year ended December 31, 2022 to $138,450 for the year ended December 31, 2023, which was contributed by the increase in sales of golf balls, men’s and ladies’ wear and gloves by 44% as a result of the increase in sales to customers playing golf during the year ended December 31, 2023.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The increase by $9,146 or 11% was mainly due to increase in demand for rental services for activities and events during the year ended December 31, 2023.

Operating expenses

Operating expenses consisted of the following:

	For the Years Ended			2024 vs 2023		2023 vs 2022
	December 31,			Changes		Changes
	2024	2023	2022	$	%	$	%
Golf operating costs(1)	$1,367,958	$1,189,889	$1,015,852	$178,069	15%	$174,037	17%
Cost of food and beverage sales(1)	186,602	209,226	167,614	(22,624)	(11)%	41,612	25%
Cost of merchandise sales(1)	54,876	92,675	56,228	(37,799)	(41)%	36,447	65%
Salaries and benefits	724,157	683,941	556,880	40,216	6%	127,061	23%
Depreciation	201,113	174,207	163,371	26,906	15%	10,836	7%
Other general and administrative expenses	945,687	951,616	580,463	(5,929)	(1)%	371,153	64%
	$3,480,393	$3,301,554	$2,540,408	$178,839	5%	$761,146	30%

(1)	Exclusive of depreciation and salaries and benefits shown separately above.

Comparison for the years ended December 31, 2024 and 2023

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased by $178,839 or 5% from $3,301,554 for the year ended December 31, 2023 to $3,480,393 for the year ended December 31, 2024, which was primarily due to increases in golf operating costs, salaries and benefits and depreciation and partially offset by the decrease in cost of food and beverages sales and cost of merchandise sales during the current year with details discussed below.

Golf operating expenses consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Golf operating expenses increased by $178,069 or 15% from $1,189,889 for the year ended December 31, 2023 to $1,367,958 for the year ended December 31, 2024, which was attributable to the increase in contractual landscaping and repair and maintenance by $115,715 with our largest vendor, Down to Earth, during the year ended December 31, 2024 as a result of inflation.

The decrease in cost of food and beverage sales by $22,624 or 11% from $209,226 for the year ended December 31, 2023 to $186,602 for the year ended December 31, 2024 was in line with the decrease in sales of food and beverage.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wear, gloves and headwear. Decrease in cost of merchandise sales by $37,799 was in line with the decrease in revenue from golf operations.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management, operating team, cashier and administrative personnel. The increase in salaries and benefits by $40,216 or 6% was primarily due to the increase in mandatory minimum wage by $1 per hour and the salaries paid to the Chief Financial Officer who had joined the Company since November 2023.

Our depreciation is mainly derived from depreciation of the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was mainly due to the replacement of a pump station having 15 years useful life and air-conditioning system having 5 years of useful life with total acquisition costs of $181,471, of which $103,436 was paid and recognized as prepayment for acquisition of property and equipment in the prior year.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machinery and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Other general and administrative expenses remained stable at $951,616 for the year ended December 31, 2023 and $945,687 for the year ended December 31, 2024.

Comparison for the years ended December 31, 2023 and 2022

The operating expenses of the Company mainly consists of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased by $761,146 or 30% from $2,540,408 for the year ended December 31, 2022 to $3,301,554 for the year ended December 31, 2023 which was primarily due to increases across all operating cost categories during the current year discussed below.

Golf operating expenses consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating expenses increased by $174,037 or 17% from $1,015,852 for the year ended December 31, 2022 to $1,189,889 for the year ended December 31, 2023 which was attributable to the increase in number of rounds by golf players as discussed in revenue above which was resulted in increase in the frequency of landscaping and repair and maintenance of equipment required by 16%.

The increase in cost of food and beverage by $41,612 or 25% from $167,614 for the year ended December 31, 2022 to $209,226 for the year ended December 31, 2023 was in line with the increase in sales of food and beverage.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Increase in cost of merchandise sales was mainly due to the combined effect of (i) increase in revenue from sales of merchandise; and (ii) average purchase costs for golf balls, men’s and ladies’ wear and gloves increased by 43%.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management, operating team, cashier and administrative personnel. The increase in salaries and benefits by 23% was primarily due to increased mandatory minimum wage and inflation driven cost of living adjustments to key management members and staff by 23% as compared to prior year.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was mainly due to the acquisition of a pump station, cooler and freezer and air-conditioning system resulting in an aggregate depreciation of approximately $148,000 during the year ended December 31, 2023.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $371,153 or 64% from $580,463 for the year ended December 31, 2022 to $951,616 for the year ended December 31, 2023 was attributable to the increase in insurance expenses by approximately $35,000 resulted in obtaining coverage in the State of Florida; (ii) increase in repair and maintenance of restaurant machineries and equipment by $30,000; and (iii) increase in audit fee of $268,000 for listing purpose.

Other income (expenses)

Other income (expenses) mainly includes interest expenses regarding the bank other borrowings incurred, bank interest income and additional service charges from customers who paid by credit cards. The increase in other income by $21,563 for the year ended December 31, 2024 and the decrease in other expenses by $25,001 for the year ended December 31, 2023 was mainly due to the increase in service charges from customers due to more usage of credit cards by the customers and increase in bank interest income.

Income tax expenses (benefits)

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

The Company’s deferred tax asset and income tax expenses are computed at the federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the years ended December 31, 2024 and 2023.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating losses and temporary difference can be utilized.

As of December 31, 2024, the Company had $857,177 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax expenses of $20,936 for the year ended December 31, 2024 while income tax benefits of $135,265 for the year ended December 31, 2023 and income tax expenses of $117,757 for the year ended December 31, 2022. Please refer to Note 12 – Income Tax to the Consolidated Financial Statements for more details.

Net (loss) income

Our net loss for the year ended December 31, 2024 was $183,700 as compared to a net income of $386,128 for the year ended December 31, 2023. The decrease in net income by $569,828 or 148% was mainly due to the decrease in our revenue by $256,351 and increase in our operating costs by $178,839 mainly due to the increase in golf operating costs as mentioned above and increase in income tax expense due to utilization of NOLs for the year ended December 31, 2024.

Our income for the years ended December 31, 2023 and 2022, was $386,128 and $323,193, respectively. The increase of net income by $62,935 or 19% was mainly due to the increase in our revenue during the year ended December 31, 2023 and recognition of deferred tax assets on NOLs as discussed above.

Working Capital

The following table summarizes our cash and working capital as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023	Changes	%
Cash and cash equivalents	$457,142	$646,294	$(189,152)	(29)%
Accounts receivable – net	20,778	36,299	(15,521)	(43)%
Short-term investment	6,778	-	6,778	100%
Inventories, net	55,817	55,704	113	0%
Deferred offering costs	582,679	252,964	329,715	130%
Other current assets	2,078	125	1,953	1,562%
Total currents assets	$1,125,272	$991,386	$133,886	14%

Accounts payable and accrued liabilities	$420,005	$495,930	$(75,925)	(15)%
Contract liabilities – deferred revenue	162,226	158,429	3,797	2%
Bank and other borrowings – current	94,007	135,970	(41,963)	(31)%
Operating lease liabilities – current	195,115	222,275	(27,160)	(12)%
Due to related parties	2,532,160	1,651,407	880,753	53%
Total current liabilities	$3,403,513	$2,664,011	$739,502	28%

Working Capital Deficiency	$(2,278,241)	$(1,672,625)	$(605,616)	36%

Accounts receivables

Accounts receivable mainly represent amounts due from customers paid by credit cards from provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The decrease in accounts receivables from $36,299 as of December 31, 2023 to $20,778 as of December 31, 2024 was mainly due to the less customers who paid by credit cards near the year end.

Inventories

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears, food and beverages. The Company keeps low inventories since the turnaround time is short.

Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of our proposed initial public offering (“IPO”). Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of operations. Such costs will be deferred until the closing of the IPO, at which time the deferred costs will be offset against the offering proceeds and recognized in equity of the Company. The increase of $329,715 was due to additional payment for expenses for listing purpose during the year ended December 31, 2024.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Decrease in accounts payable and accrued liabilities balance by $75,925 or 15% from $495,930 as of December 31, 2023 to $420,005 as of December 31, 2024 was mainly due to the decrease in accounts payable by $121,708 as a result of settlement of payables to vendors outweighed the costs incurred to vendors during the year ended December 31, 2024 and offset by the increase in accrued expenses of $65,042 in relation to the audit fee.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by customers. The increase in this balance by $3,797 or 2% was mainly due to annual membership dues being received in advance outweighed the revenue recognized during the year ended December 31, 2024.

Bank and Other Borrowings

The Company borrowed loans from various financial institutions for working capital purposes. Our borrowings are as follows as of December 31, 2024 and 2023:

Initiation date	Loan No.	Principal Amount	Maturity date	Fixed Interest Rate	December 31, 2024	December 31, 2023
May 13, 2020	#1	$500,000	April 13,2050	3.75%	$-	$488,961
May 17, 2022	#2	$25,050	August 1,2025	5.50%	5,022	13,975
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	40,438	91,202
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	66,413	74,089
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	80,505	117,088
Total loans payable					192,378	785,315
Current portion					(94,007)	(135,970)
Long-term portion					$98,371	$649,345

The overall decrease in bank and other borrowings was mainly due to the repayment of loans of $592,937 during the year ended December 31, 2024.

Operating lease liabilities

The operating leases liabilities represented the leases for golf carts and golf equipment for terms of four to five years. The decrease in the operating leases – current was mainly due to the amortization for the year ended December 31, 2024.

Amounts due to related parties

Amounts due to related parties consists of the following:

Name	Relationship	Nature	December 31, 2024	December 31, 2023
Mr. Cheung Ching Ping	Shareholder of the Company	Interest-free listing expense loans(1)	$1,021,617	$520,964
Mr. Cheung Ching Ping	Shareholder of the Company	Interest-free shareholder’s loans(2)	607,272	472,272
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	485,917	377,817
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Director’s remunerations(3)	295,900	185,900
Mr. Cheung Yick Chung	Shareholder of the Company	Interest-free shareholder’s loans(2)	121,454	94,454
			$2,532,160	$1,651,407

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of the listing of our common stock on Nasdaq, or December 31, 2025. As of December 31, 2024 and 2023, amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617 and $520,964.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. As of December 31, 2023, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $472,272, $377,817 and $94,454, respectively.

(3)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the years ended December 31, 2024 and 2023, the Company charged $110,000 and $110,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2024 and 2023, outstanding director’s remuneration was $295,900 and $185,900, respectively.

Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung signed an undertaking that no demand on repayment from the Company since December 31, 2022 and all the outstanding balances, other than the director’s remuneration of $295,900 to Mr. Cheung Chi Ping and expected to be settled within one year, were fully settled in subsequent between February and March 2025.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended			2024 vs 2023	2023 vs 2022
	December 31,			Changes	Changes
	2024	2023	2022	$	$
Cash provided by Operating Activities	$89,676	$848,032	$576,256	$(758,356)	$271,776
Cash used in Investing Activities	(133,457)	(251,389)	(207,582)	117,932	(43,807)
Cash used in Financing Activities	(145,371)	(643,500)	(364,781)	498,129	(278,719)
Net change in cash and cash equivalents	$(189,152)	$(46,857)	$3,893	$(142,295)	$(50,750)

Cash Flow from Operating Activities

During the fiscal year ended December 31, 2024, our net cash provided by operating activities was approximately $89,676, primarily arising from net loss of $183,700, as adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $201,113 and unpaid director’s remuneration of $110,000. Changes in operating assets and liabilities mainly include (i) a decrease in accounts receivables of $15,521 due to decrease in customers who paid by credit cards near the year end; (ii) a decrease in accounts payable and accrued liabilities of $75,925 due to decrease in accounts payable by $121,708 as a result of settlement of payables to vendors outweighed the costs incurred to vendors and offset by the increase in accrued expenses of $65,042 in relation to the audit fee; and (iii) increase in deferred tax liabilities of $11,958 due to increase in the temporary difference derived from the accelerated depreciation of property and equipment.

During the fiscal year ended December 31, 2023, our net cash provided by operating activities was approximately $848,032, primarily arising from net income of $386,128, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash item mainly consisted of depreciation of $174,207 and unpaid director’s remuneration of $100,000. Changes in operating assets and liabilities mainly include (i) an increase in deferred tax assets of $162,557 due to $274,075 being recognized during the year for the NOLs and partially offset by the utilization of NOLs for the current year ended December 31, 2023 as mentioned above; (ii) an increase in accounts payable and accrued liabilities of $187,536 due to increase in accounts payable to vendors for the course upkeep costs; and (iii) an increase in contract liabilities of $138,973 due to a large portion of annual membership dues being received in the third quarter of 2023 for services to be used by customers partly in fiscal year 2024.

During the fiscal year ended December 31, 2022, our net cash provided by operating activities was approximately $576,256, which was driven by net income of $323,193, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash item mainly consisted of depreciation of $163,371 and unpaid director’s remuneration of $30,000. Changes in operating assets and liabilities mainly include (i) a decrease in deferred tax assets of $99,765 due to the prior year tax credits; (ii) an increase in inventory of $33,742 due to an increase in unsold merchandise goods; and (iii) a decrease in accounts payable and accrued liabilities of $39,424 due to a decrease in accounts payable.

Cash Flows from Investing Activities

During the fiscal year ended December 31, 2024, cash flows used in investing activities were mainly for the purchase of property and equipment of $126,679 including pump station and the installation of new air-conditioner system and our investment in money market funds which comprises of United States short-term treasury bills of $6,778.

During the fiscal year ended December 31, 2023, cash flows used in investing activities were for the purchase of property and equipment and prepayment for acquisition of property and equipment of $147,953 and $103,436, respectively. The purchase and the prepayment for acquisition of property and equipment was due to payments for clubhouse renovations such as roof replacement, clubhouse exterior wall painting, down payment for a new pump station to replace the old one and down payment for a new air-conditioner system to be installed to replace the old one.

During the fiscal year ended December 31, 2022, cash flows used in investing activities were for the purchase of property and equipment of $207,582, it is mainly due to payments for the course renovations, roof replacement and bridge improvement.

Cash Flows from Financing Activities

During the fiscal year ended December 31, 2024, cash used in financing activities was the result of deferred offering costs of $329,715 and repayments of bank and other borrowings of $592,937 and partially offset by net proceeds from related party loans of $770,753.

During the fiscal year ended December 31, 2023, cash used in financing activities was the result of net repayments of related party loans of $514,136 and deferred offering costs of $252,964 offset by net proceeds from bank and other borrowings of $123,600.

During the fiscal year ended December 31, 2022, cash used in financing activities was the result of net repayments of related party loans of $466,000 offset by net proceeds from bank and other borrowings of $101,219.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Capital Expenditures

We incurred capital expenditures of $126,679, $251,389 and $207,582 for the years ended December 31, 2024, 2023 and 2022, respectively, which mainly related to the purchase of pump station, cooler and freezer, air-conditioning system, restaurant equipment and clubhouse improvements.

Contractual Obligations

Lease Agreements

Future minimum lease payments under operating leases as of December 31, 2024 were as follows:

Year ending December 31,
2025	$228,430
2026	200,125
2027	161,880
2028	161,880
2029	107,920
Thereafter	-
$860,235
Less imputed interest	(84,689)
Operating lease liabilities	$775,546

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

The Company successfully raised a total gross proceed of $12,000,000, before deducting underwriting discounts and other offering expenses, from its initial public offering on February 13, 2025.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as at years ended December 31, 2024 and 2023 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of December 31, 2024 and 2023, the Company owed 84% and 85% of accounts payable to a key supplier, respectively.

For the years ended December 31, 2024, 2023 and 2022, one vendor accounted for 31%, 29% and 32% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are set forth under Item 15. - “Exhibits and Financial Statement Schedules”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We recognize that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and our management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Inherent Limitations Over Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of a company’s management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over financial reporting

There was no change in our internal control  over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)

None.

(b)

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangements” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Executive Officers:
Mr. C. P. Cheung	57	Director and Chief Executive Officer
Mr. S. Cheung	53	Director and Chairman of the Board of Directors
Mr. Sam Wai Sing Lui	36	Chief Financial Officer
Non-Executive Directors:
Mr. Kay Hwa Tang (1)(2)(3)	64	Independent Director and Chair of Compensation Committee
Mr. Joshua Tay (1)(2)(3)	39	Independent Director and Chair of Nominating and Corporate Governance Committee
Ms. Xinyue Jasmine Geffner (1)(2)(3)	36	Independent Director and Chair of the Audit Committee

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Each of our directors serves for a term of one year ending on the date of the subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his or her successor is elected and qualified or until his death, resignation or removal. Our Board appoints our officers, and each officer is to serve until his or her successor is appointed and qualified or until his or her death, resignation or removal.

Mr. C. P. Cheung, Chief Executive Officer and Director

Mr. C. P. Cheung is our executive director and Chief Executive Officer, and is responsible for overall operation and management of our business and formulation of our business plans and growth strategies.

Mr. C. P. Cheung worked at Deutsche Bank as Chief Operating Officer, Americas, Loan Exposure Management Group between May 1999 and April 2014. Previously, he worked at Bear Stearns & Co between August 1994 and May 1999 in the Financial Analytics and Structure Transaction Group. Mr. C. P. Cheung worked at Soros Associates between March 1993 and August 1994 involved in commodities transportation logistics modelling.

Mr. C. P. Cheung obtained his bachelor’s degree in science from the University of California, Berkeley, California in 1992 and his executive MBA from the University of Connecticut, Stamford in 2008.

Mr. Sam Wai Sing Lui, Chief Financial Officer

Mr. Lui is our Chief Financial Officer and has served in this role since November 2023.

Mr. Lui is responsible for the following matters relating to our Group:

●	financial reporting of our managing accounting operations, statutory financial audit reporting and coordinating corporate tax submissions;
●	preparation of budget and financial forecasts; and
●	development and implementation of financial policies and procedures in business process.

Mr. Lui has approximately seven years’ professional experiences in auditing. From December 2020 to September 2023, Mr. Lui worked as a financial controller at Zeal Technology Solutions Limited, where he was in charge of financial analysis and reporting. He served as company secretary for Guan Chao Holdings Limited, a Hong Kong-listed company (stock code: 1872) and company secretary for Cool Link (Holdings) Limited, a Hong Kong-listed company (stock code: 8491), from January 2018 and from March 2017 to September 2020, respectively. From January 2015 to January 2017, he worked as a senior auditor at Deloitte Touche Tohmatsu. Prior to that, Mr. Lui worked as an assistant manager at BDO Limited from June 2011 to January 2015, where he was engaged in placing and acquisitions projects, audit for various listed companies in Hong Kong and overseas audit in New York. From June 2009 to February 2011, Mr. Lui worked as audit assistant at Philp Poon & Partners CPA Limited, where he performed annual audit to multi-national companies and small and medium size companies.

Mr. Sam Lui obtained his bachelor’s degree in business administration from Lingnan University in Hong Kong in 2009. He is a member of Hong Kong Institute of Certified Public Accountants.

Mr. S. Cheung, Director and Chairman of the Board

Mr. S. Cheung is our designated executive director and Chairman of the Board and is responsible for daily operation and management of our Company. Prior to joining our Group as an executive director in 2024, since May 2000 Mr. S. Cheung has worked as associate director at UOB Kay Hian (Hong Kong) Ltd., where he provides brokerage and financial counseling services to clients on equity and derivative products. Prior to working at UOB Kay Hian, Mr. S. Cheung worked as a dealer representative in the institution sales department of Bank of China International Securities Ltd. from March 1997 to May 2000.

Mr. S. Cheung attained his bachelor’s degree in business administration from Boston University in December 1996.

Mr. Joshua Tay, Independent Director, Chair of the Nominating Committee and member of the Audit Committee and Compensation Committee

Mr. Tay is an independent director of the Company and has served as an independent director of the Company since November 2024. Mr. Tay is the chair of the nominating and corporate governance committee and as member of the compensation and audit committees.

Mr. Tay is currently the chairman of the board of director of Neugen Fund, a charity fund primarily focuses on solving inter-generational offending since March 2022. He also serves as the independent board director of Nam Lee Pressed Metal Industries Limited, as chairman of its nominating committee and a member of the its audit and compensation committees.

Since September 2016, Mr. Tay serves as the member of the investment subcommittee for Titular Roman Catholic, Archbishop of Singapore. He is responsible for providing investment strategy recommendations for the Archbishop of Singapore and risk guidelines and controls. He has also been a member of the bursary committee for Yellow Ribbon Fund since January 2016.

Prior to that, from June 1996 to February 2012, Mr. Tay served as a managing director of JP Morgan Asset Management. From 1994 to 1996, he served as the marketing support at Paribas Asset Management. From 1993 to 1994, he served as an investment analyst at Nationsbanc Capital Market.

Mr. Tay obtained his Bachelor of Science degree with a major in Finance from Indiana University in 1993.

Mr. Kay Hwa Tang, Independent Director, Chair of the Compensation Committee and member of the Audit Committee and Nominating Committee

Mr. Tang is an independent director of the Company and has served as an independent director of the Company since November 2024. Mr. Tang is the chair of the compensation committee and as member of the audit and nominating and corporate governance committees.

Mr. Tang currently holds key management positions in business administration and finance. Since September 2006, he has served as the chief executive officer of Centurion Investment Management (H.K.) Ltd., a family office managing private equity investments. Prior to that, from May 2002 to August 2006, Mr. Tang served as deputy managing director of UOB Kay Hian (Hong Kong) Ltd., where he managed the merged stockbroking unit of Overseas Union Bank and United Overseas Bank Singapore. From April 1997 to May 2002, Mr. Tang served as managing director of OUB Securities (H.K.) Ltd., where he managed the stockbroking unit of Overseas Union Bank Singapore.

Mr. Tang obtained his bachelor’s degree in business administration from the University of Hawaii (Manoa) in 1983.

Ms. Xinyue Jasmine Geffner, CPA, Independent Director, Chair of the Audit Committee and member of the Compensation Committee and Nominating Committee

Ms. Geffner is an independent director of the Company and has served as an independent director of the Company since November 2024. Ms. Geffner is the chair of the audit committee and as member of the compensation and nominating and corporate governance committees.

Ms. Geffner is currently holding key management position in accounting and finance. She serves as chief financial officer of Dorsett Hospitality International Services Limited (part of HKSE: 0035.HK) since February 2019. She served as chief financial officer of GreenTree Hospitality Group Limited on the New York Stock Exchange (NYSE: GHG) from 2017 to 2018.

Ms. Geffner has served as an independent director of Helport AI Limited since August 2024. Ms. Geffner has also served as an independent director and chairwoman of the audit committee of Tristar Acquisition I Corp (NYSE:TRIS) since August 2023 and an independent director of NWTN INC. and sits on the latter’s compensation committee as well as the strategy and environmental social and governance (ESG) committee since November 2022. She was an independent director of the China Finance Online Co. Limited (Nasdaq: JRJC) from May to November 2021. She was an independent director of AG Semiconductor (Hong Kong) Ltd. from April 2013 to April 2017. Prior to that, from 2014 to 2016, she served as chief financial officer of Carnival Group International Holdings Limited (HKSE: 0996.HK). From 2008 to 2011, she was a director of corporate and institutional banking in ANZ Hong Kong. From 2005 to 2008, she worked for HSBC as a head of China business development and as a vice president of the consumer and retail group in New York.

Ms. Geffner obtained her Bachelor of Business Administration with a major in international marketing and finance from City University of New York in 1994, and a Master of Business Administration degree majoring in finance and accounting from New York University in 1997. She is a certified public accountant in Washington State, USA as well as in Hong Kong and is also a chartered financial analyst.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating committee. We have adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our Audit Committee consists of Mr. Tang Kay Hwa, Mr. Joshua Tay, and Ms. Xinyue Jasmine Geffner. Ms. Geffner is the chair of our audit committee. We have determined that these directors satisfy the “independence” requirements of Nasdaq Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Ms. Geffner qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	monitoring management’s communication and implementation of the Company’s anti-fraud policy;

●	reviewing the Company’s cybersecurity mitigation measures and practices periodically;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Our Compensation Committee consists of Mr. Tang Kay Hwa, Mr. Joshua Tay, and Ms. Xinyue Jasmine Geffner. Mr. Hwa is the chair of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

●	reviewing and recommending to the shareholders for determination with respect to the compensation of our directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nomination Committee. Our Nomination Committee consists of Mr. Tang Kay Hwa, Mr. Joshua Tay, and Ms. Xinyue Jasmine Geffner. Mr. Tay is the chair of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

●	selecting and recommending to the board nominees for election by the shareholders or appointment by the board;

●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience and diversity;

●	making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and

●	advising the board periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

Family Relationships

Other than Mr. C. P. Cheung and Mr. S. Cheung, who are brothers, there are no family relationships among any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, independent director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers, and employees. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Ethics is posted on our website.

Compensation Recovery Policy

In 2025, we adopted an executive compensation recovery policy or “Clawback Policy” in compliance with Nasdaq rules. Under our Clawback Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under any United States securities laws, we will be entitled to recover (and will seek to recover), from our executive officers, any excess incentive-based compensation received by our executive officers during the three-year period prior to the date on which we are required to prepare the restatement. This policy applies to both equity-based and cash compensation awards. The “excess compensation” is the difference between the actual amount that was paid and the amount that would have been paid if the financial statements were prepared properly in the first instance.

Item 11. Executive Compensation.

Introduction

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended 2024, our named executive officers (“Named Executive Officers” or “NEOs”) were:

●	C. P. Cheung, Chief Executive Officer; and

●	Sam Wai Sing Lui, Chief Financial Officer.

The objective of our compensation program is to provide a total compensation package to each NEO that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance.

Compensation of Directors and Named Executive Officers

The following table presents information regarding the total compensation (excluding equity-based compensation reported) awarded to, earned by, and paid to our NEOs for services rendered to us in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)
C. P. Cheung	2024	$60,000	$50,000	$-	$110,000 (1)
Director and Chief Executive Officer	2023	$110,000	$-	$-	$110,000 (1)

Sam Wai Sing Lui	2024	$18,000	$-	$-	$18,000
Chief Financial Officer	2023	$18,000	$-	$-	$18,000

(1)	As of December 31, 2024, and December 31, 2023, outstanding director’s remuneration was deferred for the amount of $295,900, and $185,900, respectively.

Compensation of Directors

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us.

Employment Arrangements with Named Executive Officers

We have entered into executive agreements with Mr. C. P. Cheung, our chief executive officer and director, and Sam Wai Sing Lui, our Chief Financial Officer. A summary of the terms of each of these executive agreements is set forth below. Currently, the annual compensation of each of the executive officers is fixed by the board of directors. The named executive officers are also entitled to participate in the Company’s benefit plans, which benefits are generally available to all full-time employees. Below are descriptions of the material terms of the employment agreements and employment letters with Aureus Greenway’s Named Executive Officers.

Employment Agreement between Mr. C. P. Cheung and our Company

Retroactively effective as of January 1, 2022, Mr. C. P. Cheung entered into an employment agreement with the Company. The agreement provides for an annual base salary in the amount of $100,000, together with an additional discretionary bonus. As of January 1, 2023, we increased the annual base salary to $110,000. On April 10, 2024 we entered into an amended employment agreement with Mr. C. P. Cheung whereby we decreased Mr. C. P. Cheung’s annual base salary to $60,000. Mr. C. P. Cheung is also entitled to a bonus for every financial year of the Company equal to ten percent (10%) of the net profits earned by the Company during that year. However, the bonus will not be less than US$50,000. If Mr. C. P. Cheung serves the Company for only part of the financial year, the bonus will be prorated accordingly, except in cases where employment is terminated whereby no bonus is payable. Net profits for calculating the bonus are determined after deducting all usual business charges and expenses, including remuneration based on the previous year’s net profits, but before any taxes or duties are deducted. Any capital profits or losses not in the ordinary course are excluded. Any disputes regarding the bonus amount are referred to the company’s auditors, whose certification will be final and conclusive. Mr. C. P. Cheung’s employment began for an initial term of 3 years. The initial term of the employment agreement will automatically renew for successive 3-year terms subject to termination by either party to the agreement upon 60 days’ prior written notice or the equivalent salary in lieu of such notice and until Mr. C. P. Cheung’s successor in his capacity as a director of the Company is duly elected and qualified. The agreement also provides that Mr. C. P. Cheung shall not, during the term of the agreement and for 6 months after cessation of employment, carry on business in competition with us.

Employment Agreement between Mr. Lui and our Company

Retroactively effective as of January 1, 2023, Mr. Lui entered into an employment agreement with the Company, the Chief Financial Officer of the Company. The agreement provides for an annual base salary in the amount of $18,000. Under the terms of the agreement, Mr. Lui’s employment will begin for an initial term of one year. The initial term will automatically renew for successive one-year terms subject to termination by either party to the agreement upon 30 days’ prior written notice or the equivalent salary in lieu of such notice.

Annual Cash Bonuses

All of Aureus Greenway’s executive officers were eligible to receive a cash bonus for the year ended December 31, 2024.

Equity Incentive Awards

As of the date of this Annual Report, Aureus Greenway does not maintain any employee incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of our Common Stock as of the date of this Report, by:

●	each of our executive officers and directors;

●	all of our current directors and executive officers as a group; and

●	each person or entity, or group of persons or entities, known by us to own beneficially more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Percentage ownership is based on 13,880,000 shares of Common Stock outstanding as of March 28, 2025.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
5% or Greater Shareholders:
Ace Champion Investments Limited(2)	5,290,000	27.6%
Chrome Fields Asset Management (3)	4,352,000	23.9%
Directors, Named Executive Officers and Other Executive Officers:
Mr. C. P. Cheung, Chief Executive Officer and Director	4,352,000	23.9%
Sam Wai Sing Lui, Chief Financial Officer	*	* %
Mr. S. Cheung, Chairman and Director	5,290,000	27.6%
Kay Hwa Tang, Director	*	* %
Joshua Tay, Director	*	* %
Xinyue Jasmine Geffner, Director	*	* %
All executive officers and directors as a group (6 persons)	9,642,000	40.9%

*	Denotes less than one (1%) percent

(1)	Unless otherwise indicated, the business address of each of the individuals is our address of c/o Aureus Greenway Holdings Inc., 2995 Remington Boulevard, Kissimmee, Florida 34744.

(2)	Mr. S. Cheung has sole voting and dipositive power over the shares held by Ace Champion Investments Limited. Ace Champion’s principal address is Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.

(3)	Mr. C. P. Cheung has sole voting and dispositive power over the shares held by Chrome Fields Asset Management LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2024 to which we have been a participant in which the amount involved exceeded or will exceed $63,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

Since January 1, 2024, Aureus Greenway has been party to the following material transactions and loans with (a) enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, Aureus Greenway ; (b) associates; (c) individuals owning, directly or indirectly, an interest in voting power that gives them significant influence over Aureus Greenway , and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling Aureus Greenway’s activities, including directors and senior management and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

As of the four years ended December 31, 2024, the Company owed two loans each dated April 24, 2014 for $1,447,739.16 and $1,307,619.69 made by each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung to us in connection with the acquisition of Kissimmee Bay and Remington (the “2014 Loans”). Such loans to were made by each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Yick Chung Cheung (“Mr. Y. C. Cheung”, the father of Mr. C. P. Cheung and Mr. S. Cheung) in proportions of 50%, 40%, and 10% consisting of loans from (i) Mr. S. Cheung for an unsecured, non-interest-bearing loan with a principal balance of $723,869.58, and $653,809.85, respectively, (ii) Mr. C. P. Cheung for an unsecured, non-interest-bearing loan with a principal balance of $579,095.66, and $523,047.87, respectively, and (iii) Mr. Y. C. Cheung for an unsecured, non-interest-bearing demand loan with a principal balance of $ 144,773.91, and $ 130,761.97, respectively. Both of the 2014 Loans were repayable upon the listing of our common stock on Nasdaq. For the twelve months ended December 31, 2024, (i) the largest aggregate amount of principal outstanding with each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung were for amounts of $472,271, $377,817, and $94,454, respectively, and (ii) the amount of principal paid by each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung included amounts equaling $115,000, $92,000, and $23,000, respectively. On March 11, 2025, March 12, 2025 and March 12, 2025 each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Yick Chung Cheung repaid the principal balance of the 2014 loans in the amounts of $357,272, $285,917 and $71,454, respectively. As of the date of this Report,   we had no outstanding balance with each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung.

On September 7, 2023, the Company entered into a loan facility agreement or the “Expense Loan” with Mr. S. Cheung for a loan facility of up to $1,000,000. In January 2025, the principal amount due under the Expense Loan was increased by $100,000 to a principal amount of $1,100,000. The Expense Loan is interest free, repayable within 30 days from the date our shares were listed on Nasdaq or December 31, 2025, whichever is earlier. For the twelve months ended December 31, 2024 the largest aggregate amount of principal outstanding under the Expense loan was $1,077,097. On February 19, 2025, 2025 Mr. S. Cheung repaid the principal balance of the Expense Loan in the amount of $1,021,617. As of the date of this Report, we had no outstanding balance under  the Expense Loan with Mr. S. Cheung.

On January 17, 2024, we issued (i) a total of 6,528,000 shares of common stock to Ace Champion Investments Limited (as to 5,440,000 shares of common stock), and Trendy View Assets Management (as to 1,088,000 shares of common stock), for total consideration of $8,160, (ii) a total of 10,000,000 shares of our Series A Preferred Stock to Ace Champion Investments Limited (as to 5,000,000 shares of Series A Preferred Stock), Trendy View Assets Management ((a company formed under the laws of the British Virgin Islands, which is wholly-owned by Mr. Y. C. Cheung and Ms. Chan Lee, parents of Mr. S. Cheung, and Mr. C. P. Cheung) as to 1,000,000 shares of Series A Preferred Stock)), and Chrome Fields Asset Management LLC (as to 5,000,000 shares of Series A Preferred Stock), for total consideration of $10,000, and (iii) 4,352,000 shares of common stock to Chrome Fields Asset Management LLC, in exchange for the right to receive 100 ordinary shares, par value $1.00 of Pine Ridge Group Limited.

On April 15, 2024, the Company entered into a loan facility agreement in connection with the repayment of a Paycheck Protection Program due to the United States Small Business Administration (the “2024 Loan”) with each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung in proportions of 50%, 40%, and 10% for a loan facility of up to $500,000 consisting of loans from (i) Mr. S. Cheung for an unsecured, non-interest-bearing loan with a principal balance of $250,000, (ii) Mr. C. P. Cheung for an unsecured, non-interest-bearing loan with a principal balance of $200,000, and (iii) Mr. Y. C. Cheung for an unsecured, non-interest-bearing demand loan with a principal balance of $50,000. The 2024 Loan was repayable upon the listing of our common stock on Nasdaq. For the twelve months ended December 31, 2024, the largest aggregate amount of principal outstanding with each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung were for amounts of $250,000, $200,000, and $50,000, respectively On March 11, 2025, 2025, March 12, 2025, 2025 and March 12, 2025, 2025 each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Yick Chung Cheung repaid the principal balance of the 2014 loans in the amounts of $250,000, $200,000, and $50,000, respectively. As of the date of this Report, we had no outstanding balance with each of Mr. S. Cheung, Mr. C. P. Cheung and Mr. Y. C. Cheung under the 2024 Loan.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditor for the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2024	2023
Audit fees	$230,500	$268,000
Audit-related fees	-	-
Tax fees	3,000	1,800
All other fees	-	-
Total fees	$233,500	$269,800

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2024, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference Exhibit 3.1 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference Exhibit 3.3 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
3.4	Bylaws (incorporated by reference Exhibit 3.4 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
10.1	Independent Director Offer Letter between the Company and Joshua Tay (incorporated by reference Exhibit 10.1 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
10.2	Independent Director Offer Letter between the Company and Tang Kay Hwa (incorporated by reference Exhibit 10.2 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
10.3	Independent Director Offer Letter between the Company and Jasmine Geffner (incorporated by reference Exhibit 10.3 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
10.4	Agreement between the Company and SSS Down to Earth, LLC, dated April 1, 2019, as supplemented on December 19, 2023, and assigned on June, 14, 2024 (incorporated by reference Exhibit 10.4 to the Company’s post-effective registration statement on Form S-1, filed with the SEC on December 19, 2024).
10.5	Employment Agreement, dated as of April 10, 2024, by and between Mr. ChiPing Cheung and Aureus Greenway Holdings Inc.
10.6	Employment Agreement, dated as of November 1, 2023, by and between Mr. Sam Wai Sing Lui and Aureus Greenway Holdings Inc.
14.1	Code of Ethics (incorporated by reference Exhibit 14.1 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
14.2	Insider Trading Policy (incorporated by reference Exhibit 14.2 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
21.1	List of Subsidiaries (incorporated by reference Exhibit 21.1 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Compensation Recovery Policy
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type the Company treats as private or confidential.

+ Management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUREUS GREENWAY HOLDINGS INC.

By:	/s/ ChiPing Cheung
ChiPing Cheung
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Wai Sing Lui
Sam Wai Sing Lui
Chief Financial Officer
(Principal Accounting Officer)

Each person whose signature appears below constitutes and appoints ChiPing Cheung and Sam Wai Sing Lui, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ChiPing Cheung	Chief Executive Officer and Director	March 28, 2025
ChiPing Cheung	(Principal Executive Officer)

/s/ Sam Wai Sing Lui	Chief Financial Officer	March 28, 2025
Sam Wai Sing Lui	(Principal Accounting Officer)

/s/ Stephen ChiPing Cheung	Director and Chairman of the Board of Directors	March 28, 2025
Stephen ChiPing Cheung

/s/ Xinyue Jasmine Geffner	Director	March 28, 2025
Xinyue Jasmine Geffner

/s/ Kay Hwa Tang	Director	March 28, 2025
Kay Hwa Tang

/s/ Joshua Tay	Director	March 28, 2025
Joshua Tay

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Aureus Greenway Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aureus Greenway Holdings Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on our financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since 2023

San Mateo, California

March 28, 2025

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$457,142	$646,294
Accounts receivable, net	20,778	36,299
Short-term investment	6,778	-
Inventories, net	55,817	55,704
Deferred offering costs	582,679	252,964
Other current assets	2,078	125
Total current assets	1,125,272	991,386

Non-current assets
Property and equipment, net	3,083,923	3,054,921
Prepayment for acquisition of property and equipment	-	103,436
Operating lease right-of-use assets	775,546	363,296
Deferred tax assets	227,152	236,130
Total non-current assets	4,086,621	3,757,783
Total Assets	$5,211,893	$4,749,169

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$420,005	$495,930
Contract liabilities - deferred revenue	162,226	158,429
Bank and other borrowings – current	94,007	135,970
Operating lease liabilities – current	195,115	222,275
Due to related parties	2,532,160	1,651,407
Total current liabilities	3,403,513	2,664,011

Non-current liabilities
Bank and other borrowings - non-current	98,371	649,345
Operating lease liabilities - non-current	580,431	141,021
Deferred tax liabilities	60,114	48,156
Total non-current liabilities	738,916	838,522
Total Liabilities	4,142,429	3,502,533

Commitments and contingencies (Note 13)

Stockholder’s Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of December 31, 2024 and 2023	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 10,880,000 shares issued and outstanding as of December 31, 2024 and 2023	10,880	10,880
Additional paid-in capital	2,082,456	2,082,456
Subscription receivables	(11,632)	(18,160)
Accumulated deficit	(1,022,240)	(838,540)
Total Stockholder’s Equity	1,069,464	1,246,636
Total Liabilities and Stockholder’s Equity	$5,211,893	$4,749,169

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Expressed in U.S. dollars, except for the number of shares)

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	For the Years Ended December 31,
	2024	2023	2022
Revenue
Golf operations	2,443,178	2,643,856	2,310,615
Sales of food and beverage	648,738	682,281	517,694
Sales of merchandise	115,262	138,450	99,366
Ancillary revenue	91,183	90,125	80,979
Total revenue	3,298,361	3,554,712	3,008,654

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	1,367,958	1,189,889	1,015,852
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	186,602	209,226	167,614
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	54,876	92,675	56,228
Salaries and benefits	724,157	683,941	556,880
Depreciation	201,113	174,207	163,371
Other general and administration expenses	945,687	951,616	580,463
Total operating costs	3,480,393	3,301,554	2,540,408

(Loss) income from operations	(182,032)	253,158	468,246

Other income (expense)
Interest expense	(25,550)	(30,393)	(36,196)
Other income	44,818	28,098	8,900
Total other income (expense), net	19,268	(2,295)	(27,296)

(Loss) income before income tax	(162,764)	250,863	440,950

Income tax expenses (benefits)	20,936	(135,265)	117,757

Net (Loss) Income	(183,700)	386,128	323,193

Comprehensive (Loss) Income	(183,700)	386,128	323,193

(Loss) earnings per common stock
Basic and diluted	(0.02)	0.04	0.03

Weighted average number of common stocks outstanding
Basic and diluted	10,880,000	10,880,000	10,880,000

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2021	1,000,000	10,000	10,880,000	10,880	2,082,456	(18,160)	$(1,547,861)	$537,315

Net income	-	-	-	-	-	-	323,193	323,193
Balance, December 31, 2022	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(1,224,668)	$860,508

Net income	-	-	-	-	-	-	386,128	386,128
Balance, December 31, 2023	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(838,540)	$1,246,636

Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	6,528	-	6,528
Net loss	-	-	-	-	-	-	(183,700)	(183,700)
Balance, December 31, 2024	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(11,632)	$(1,022,240)	$1,069,464

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	For the Years Ended December 31,
	2024	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	(183,700)	386,128	323,193
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	201,113	174,207	163,371
Unpaid director’s remuneration	110,000	100,000	30,000
Changes in operating assets and liabilities:
Accounts receivable	15,521	(7,080)	7,197
Other current assets	(1,953)	(125)	7,279
Inventories	(113)	3,658	(33,742)
Deferred tax assets	8,978	(162,557)	99,765
Accounts payable and accrued liabilities	(75,925)	187,536	(39,424)
Contract liabilities - deferred revenue	3,797	138,973	625
Deferred tax liabilities	11,958	27,292	17,992
Net Cash Provided by Operating Activities	89,676	848,032	576,256

Cash Flows from Investing Activities:
Purchase of property and equipment	(126,679)	(147,953)	(207,582)
Prepayment for acquisition of property and equipment	-	(103,436)	-
Short-term investment	(6,778)	-	-
Net Cash Used in Investing Activities	(133,457)	(251,389)	(207,582)

Cash Flows from Financing Activities:
Proceeds from stockholders for settlement of subscription receivables	6,528	-	-
Proceeds from related party loan	980,753	520,964	-
Repayments to related party loan	(210,000)	(1,035,100)	(466,000)
Proceeds from bank and other borrowings	-	181,721	270,905
Repayments of bank and other borrowings	(592,937)	(58,121)	(169,686)
Deferred offering costs	(329,715)	(252,964)	-
Net Cash Used in Financing Activities	(145,371)	(643,500)	(364,781)

Net change in cash and cash equivalents	(189,152)	(46,857)	3,893
Cash and cash equivalents, beginning of year	646,294	693,151	689,258
Cash and cash equivalents, end of year	457,142	646,294	693,151

Supplemental cash flow information:
Cash paid for interest	25,550	30,393	36,169

Cash paid for tax	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. We conduct business activities principally through our wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of December 31, 2024, we own and operate two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

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

A group reorganization of the legal structure was completed on January 17, 2024. As the Group were under same control of the shareholders and their entire equity interests were also ultimately held by the shareholders immediately prior to the group reorganization, the consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows are prepared as if the current group structure had been in existence throughout the years ended December 31, 2024, 2023 and 2022.

As at the date of this report, details of the subsidiaries of the company are as follows:

Name	Place and date of formation	Ownership	Principal activity
Pine Ridge Group Limited (“Pine Ridge”)	British Virgin Islands (“BVI”)	100% (directly)	Investment holding
Chrome Fields I, Inc. (“Chrome I”)	Delaware	100% (indirectly)	Investment holding
Chrome Fields II, Inc. (“Chrome II”)	Delaware	100% (indirectly)	Investment holding
FSC Clearwater, LLC (“Clearwater I”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Kissimmee Bay Country Club)
FSC Clearwater II, LLC (“Clearwater II”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Remington Golf Club)

Initial Public Offering

On February 13, 2025, the Company announced the closing of its initial public offering (“IPO”) of 3,000,000 shares of common stock, US$0.001 par value per stock share at an offering price of US$4.00 per stock share for a total of US$12,000,000 in gross proceeds. The Company raised total net proceeds of approximately US$10.6 million after deducting underwriting discounts and commissions and offering expenses. The common stock of the Company began trading on the Nasdaq Capital Market afterwards under the ticker symbol “AGH”.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Basis of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. A subsidiary is an entity (including a structured entity), directly or indirectly, controlled by the Company. The consolidated financial statements of the subsidiaries are prepared for the same reporting period as the Company, using consistent accounting policies. All significant inter-company transactions and balances between members of the Group are eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of December 31, 2024 and 2023, the Company had cash of $457,142 and $646,294, respectively, and did not have cash equivalents.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of December 31, 2024, was approximately $66,524. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of December 31, 2024 and 2023, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of December 31, 2024 and 2023 were subsequently settled before this report date.

Short term investment

Short term investment represents the investment in money market funds which comprise of U.S. short-term treasury bills with fixed return of dividends and interests. The short term investment was recognized at fair value with the change in dividend and interest income crediting the statements of operations once credited to the money account. The short term investment was measured at level 1 fair value and there was no change in the level hierarchy during the year.

Inventories, net

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears, food and beverages and we value inventories using the lower first-in, first-out (“FIFO”) method and net realizable value, which is generally based on the selling price expectations of the merchandise goods. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. For foods and beverages, the turnaround time is short, usually within one to two weeks. For the merchandise goods, all goods are aged less than one year and the Company will offer discounts to customers to boost the selling but higher than that of purchase price. As of December 31, 2024 and 2023, no obsolescent goods were noted.

Deferred offering costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to stockholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of operations. As of December 31, 2024 and 2023, the Company deferred $582,679 and $252,964 of offering costs. Such costs will be deferred until the closing of the IPO, at which time the deferred costs will be offset against the offering proceeds and recognized in equity of the Company.

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and any impairment losses. Property and equipment, consisting of land, buildings and recreational facilities, properties improvements, equipment, furniture and fixture. We capitalize costs that materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Land is not depreciated.

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Depreciable land improvements	15 years
Building and recreational facilities	39 years
Properties improvements	5-7 years
Equipment, furniture and fixture	5-7 years

The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and 2023, no impairment of long-lived assets was recognized.

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

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, current portion of bank and other borrowings and lease liabilities and amount due to related parties are approximate fair value due to their short-term nature. Non-current portion of bank and other borrowings and lease liabilities have been calculated by discounting the expected future cash flows using rates currently available for instruments with similar terms, credit risk and remaining maturities. The changes in fair value as a result of the Group’s own non-performance risk for bank and other borrowings and lease liabilities as of December 31, 2024 and 2023 were assessed to be insignificant.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of December 31, 2024 and 2023 are accounted for as operating leases.

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

The details of related party transactions during the years ended December 31, 2024, 2023 and 2022 and balances as of December 31, 2024 and 2023 are set out in Note 8.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of December 31, 2024 and 2023, the Company recorded contract liabilities - deferred revenue of $162,226 and $158,429, respectively.

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

Operating Costs

Golf operating costs consist of costs associated with golf course upkeep expenses and are expended as incurred.

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

As of December 31, 2024 and 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2024, 2023 and 2022, respectively.

(Loss) Earnings Per Share

The Company computes (loss) earnings per share, or EPS, in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average common share outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2024, 2023 and 2022, there were no dilutive shares.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to compare entities subject more easily to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently evaluating the impact the adoption of ASU 2023-06 will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. We are currently evaluating the impact the adoption of ASU 2023-06 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740), Improvements to Income Tax Disclosures, which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The ASU should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impact the adoption of ASU 2023-09 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the on its consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated balance sheets, statements of operations and comprehensive (loss) income and statements of cash flows.

Note 3 – Inventories, net

As of December 31, 2024 and 2023, the inventories of finished goods consisted of the following:

	As of December 31,
	2024	2023
Merchandise goods	$31,114	$34,336
Food and beverage	24,703	21,368
	55,817	55,704
Less: Impairment of obsolete goods	-	-
	$55,817	$55,704

Note 4 – Property and Equipment, net

As of December 31, 2024 and 2023, the property and equipment consisted of the following:

	As of December 31,
	2024	2023
Land	$444,906	$444,906
Buildings and recreational facilities	2,262,814	2,242,904
Properties improvements	1,939,018	1,790,213
Furniture and equipment	190,288	128,888
	4,837,026	4,606,911
Less - accumulated depreciation	(1,753,103)	(1,551,990)
	$3,083,923	$3,054,921

Depreciation expenses for the years ended December 31, 2024, 2023 and 2022, were $201,113, $174,207 and $163,371, respectively.

Note 5 – Accounts Payables and Accrued Liabilities

As of December 31, 2024 and 2023, the accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2024	2023
Accounts payable	$207,947	$329,655
Credit cards payables	22,897	49,019
Sales tax payable	21,636	20,050
Property tax payable	102,483	97,206
Accrued expenses	65,042	-
	$420,005	$495,930

Note 6 – Bank and Other Borrowings

As of December 31, 2024 and 2023, the bank and other borrowings consisted of the following:

		Principal		Fixed Interest	As of December 31,
Initiation date	Loan No.	Amount	Maturity date	Rate	2024	2023
May 13, 2020	#1	$500,000	April 13, 2050	3.75%	$-	$488,961
May 17, 2022	#2	$25,050	August 1,2025	5.50%	5,022	13,975
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	40,438	91,202
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	66,413	74,089
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	80,505	117,088
Total loans payable					192,378	785,315
Current portion					(94,007)	(135,970)
Non-current portion					$98,371	$649,345

Notes:

(1)	Loan #1 is guaranteed by Cheung Chi Ping (“Mr. Cheung”), director of the Company, and Chrome I and secured by all intangible and tangible personal property of Mr. Cheung.
(2)	Loan #2 is secured by the land of the golf course of the Company.
(3)	Loan #3 is secured by the buildings of the golf clubs of the Company.
(4)	Loan #4 is secured by the golf course of the Company and repayable in eight years
(5)	Loan #5 is secured by the land and building of the golf clubs of the Company.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized interest expenses of $25,550, $30,393 and $36,196, respectively.

Future minimum payments under bank and other borrowings as of December 31, 2024 were as follows:

Year ending December 31,	Total
2025	$94,204
2026	49,205
2027	9,501
2028	10,138
2029	10,817
Thereafter	18,513
Total bank and other borrowings	$192,378

Note 7 – Leases

During the years ended December 31, 2024, 2023 and 2022, the Company had six operating agreements for a period of 4 years to 5 years. The leases were for corporate office, golf carts and golf equipment.

The components of leases related expenses charged to statements of operations were as follows:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$247,109	$230,865	$183,382

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$247,109	$230,865	$183,382
Weighted average discount rate	4.95%	3.44%	3.26%
Weighted average remaining lease term (years)	4.26	2.08	2.85

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023
Operating lease right-of-use asset	$775,546	$363,296
Operating lease liabilities:
Current portion	195,115	222,275
Non-current portion	580,431	141,021
	$775,546	$363,296

Future minimum lease payments under operating leases as of December 31, 2024 were as follows:

Year ending December 31,
2025	$228,430
2026	200,125
2027	161,880
2028	161,880
2029	107,920
$860,235
Less imputed interest	(84,689)
Operating lease liabilities	$775,546

Note 8 – Related Party Transactions

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping	Shareholder of the Company
Mr. Cheung Chi Ping	Shareholder and Director of the Company
Mr. Cheung Yick Chung	Shareholder of the Company

Amounts due to related parties

Amounts due to related parties consists of the following:

		As of December 31,
Name	Nature	2024	2023
Mr. Cheung Ching Ping	Interest-free listing expense loans(1)	$1,021,617	$520,964
Mr. Cheung Ching Ping	Interest-free shareholder’s loans(2)	607,272	472,272
Mr. Cheung Chi Ping	Interest-free shareholder’s loans (2)	485,917	377,817
Mr. Cheung Chi Ping	Director’s remuneration(3)	295,900	185,900
Mr. Cheung Yick Chung	Interest-free shareholder’s loans(2)	121,454	94,454
		$2,532,160	$1,651,407

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024 and 2023, amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617 and $520,964.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. As of December 31, 2023, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $472,272, $377,817 and $94,454, respectively.

(3)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the years ended December 31, 2024 and 2023, the Company charged $110,000 and $110,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2024 and 2023, outstanding director’s remuneration was $295,900 and $185,900, respectively.

Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung signed an undertaking that no demand on repayment from the Company since December 31, 2022 and all the outstanding balances, other than the director’s remuneration of $295,900 to Mr. Cheung Chi Ping and expected to be settled within one year, were fully settled in subsequent between February and March 2025.

Note 9 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the years months ended December 31, 2024, 2023 and 2022 are disclosed in the table below:

	Years ended December 31
	2024	2023	2022
Over time:
Golf operations – annual subscription green fees	$303,542	$168,723	$230,874

Point in time:
Golf operations – one-time green fees	2,139,636	2,475,133	2,079,741
Sales of food and beverage	648,738	682,281	517,694
Sales of merchandise	115,262	138,450	99,366
Ancillary revenue	91,183	90,125	80,979
	2,994,819	3,385,989	2,777,780

	$3,298,361	$3,554,712	$3,008,654

Note 10 – Stockholders’ Equity

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

On January 17, 2024, 5,000,000 shares of Series A Preferred Stock was issued to Ace Champion, 4,000,000 shares of Series A Preferred Stock was issued to Chrome Fields Asset Management LLC, wholly-owned by Mr. Cheung Chi Ping and 1,000,000 shares of Series A Preferred Stock was issued to Trendy View, at an aggregate cash consideration of $10,000. As a result, as of December 31, 2024, 2023 and 2022, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the consolidated financial statements as discussed in Note 1

Common stock

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

As a result, as of December 31, 2024 and 2023, 10,880,000 shares of common stock are issued and outstanding. All the above transactions have been retrospectively reflected in the consolidated financial statements as discussed in Note 1.

Note 11 – Income Tax

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the years ended December 31, 2024, 2023 and 2022 are as follows:

Taxation in the statements of income represents:

	For the Years Ended December 31,
	2024	2023	2022

Tax provision for the year:
Current	-	-	-
Deferred
● Federal statutory tax
- Deferred tax assets
- recognition of prior year NOLs	-	(217,364)	-
- utilization of NOLs brought forward	8,632	24,587	75,512
- utilization of NOLs recognized during the year for prior year NOLs	-	66,300	-
- Deferred tax liabilities
- recognition for the year	7,959	19,115	17,685
	16,591	(107,362)	93,197

● State of Florida tax
- Deferred tax assets
- recognition of prior year NOLs	-	(56,711)	-
- utilization of NOLs brought forward	346	7,025	24,253
- utilization of NOLs recognized during the year for prior year NOLs	-	13,606	-
- Deferred tax liabilities
- recognition for the year	3,999	8,177	307
	4,345	(27,903)	24,560

Total income tax expenses (benefits)	20,936	(135,265)	117,757

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of income to the federal statutory rate of 21% for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Years Ended December 31,

	2024	2023	2022

Federal statutory tax rate	21.0%	21.0%	21.0%
Effect of state of Florida tax	5.5%	11.5%	5.6%
Effect of state of Nevada tax*	(38.5)%	22.4%	0.0%
Effect of BVI tax	0.0%	0.0%	0.0%
Permanent difference	(0.9)%	0.4%	0.1%
Effect of deferred tax assets for prior years NOLs recognized in the current year at Federal statutory tax rate	0.0%	(86.6)%	0.0%
Effect of deferred tax assets for prior years NOLs recognized in the current year at state of Florida tax rate	0.0%	(22.6)%	0.0%
Effective tax rate	(12.9)%	(53.9)%	26.7%

*	Effect of state of Nevada tax represented the audit fee expenses in relation to IPO incurred by the Company which is incorporated in the state of Nevada which is not subject to state income tax.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	2024	2023
	As of December 31
	2024	2023
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the period/year	$40,173	$21,058
Recognized during the period/year	7,959	19,115
End of the period/year	48,132	40,173
State of Florida tax:
Beginning of the period/year	7,983	(194)
Recognized during the period/year	3,999	8,177
End of the period/year	11,982	7,983
Deferred tax liabilities	$60,114	$48,156

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the period/year	$195,391	$68,914
Recognized during the period/year	-	217,364
Utilized during the period/year	(8,632)	(90,887)
End of the period/year	186,759	195,391

State of Florida tax:
Beginning of the period/year	$40,739	4,659
Recognized during the period/year	-	56,711
Utilized during the period/year	(346)	(20,631)
End of the period/year	40,393	40,739

Less: valuation allowance	-	-
Deferred tax assets, net	$227,152	$236,130

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of December 31, 2024 and 2023, the Company had $857,177 and $891,057, respectively, of NOLs which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

Note 12 – Risk and Uncertainties

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of December 31, 2024 and 2023 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of December 31, 2024 and 2023, the Company owed 84% and 85% of accounts payable to a key supplier, respectively.

For the years ended December 31, 2024, 2023 and 2022, one vendor accounted for 31%, 29% and 32% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Note 13 – Commitments and Contingencies

Lease Commitments

We entered into operating leases for corporate office, golf carts and golf equipment for terms of four to five years. Our commitments for minimum lease payment under these operating leases as of December 31, 2024 are listed in section “Note 7 — “Leases”.

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

Note 14 – Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2024 up through March 28, 2025, which is the date that these consolidated financial statements are available to be issued, there were no other any material subsequent events that require disclosure in these consolidated financial statements other than disclosed below.

On February 13, 2025, the Company announced the closing of its IPO of 3,000,000 shares of common stock, US$0.001 par value per stock share at an offering price of US$4.00 per stock share for a total of US$12,000,000 in gross proceeds. The Company raised total net proceeds of approximately US$10.6 million after deducting underwriting discounts and commissions and offering expenses.

