Form 10-Q
period 2025-03-31
Aureus Greenway Holdings Inc
filed 2025-05-15
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

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

As of May 15, 2025 there were 13,880,000 of the registrant’s shares of common stock issued and outstanding.

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

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with competitors, new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	competition from other golf country clubs, costs associated with maintain our golf country clubs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the lingering effects of the COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;
●	the ability of our infrastructure systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the golf country club industry;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in the golf country club industry;
●	inability to advertise or market services and products at our gold country clubs or develop new services or add new products that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inability to succeed in establishing, maintaining and strengthening our brand;
●	disruption of supply or shortage of raw materials relating to the upkeep and maintenance of our gold country clubs;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in the Company’s annual report on Form 10-K, filed with the SEC on March 28, 2025.

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

3

PART I

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$8,322,178	$457,142
Accounts receivable, net	62,726	20,778
Short-term investment	-	6,778
Inventories, net	59,139	55,817
Deferred offering costs	-	582,679
Prepaid expenses	254,231	-
Other current assets	23,887	2,078
Total current assets	8,722,161	1,125,272

Non-current assets
Property and equipment, net	3,048,063	3,083,923
Operating lease right-of-use assets	727,072	775,546
Deferred tax assets	93,294	227,152
Prepaid expenses	193,750	-
Total non-current assets	4,062,179	4,086,621
Total Assets	$12,784,340	$5,211,893

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$329,103	$420,005
Contract liabilities - deferred revenue	225,670	162,226
Bank and other borrowings – current	-	94,007
Operating lease liabilities – current	194,038	195,115
Due to related parties	184,368	2,532,160
Total current liabilities	933,179	3,403,513

Non-current liabilities
Bank and other borrowings - non-current	-	98,371
Operating lease liabilities - non-current	533,034	580,431
Deferred tax liabilities	70,585	60,114
Total non-current liabilities	603,619	738,916
Total Liabilities	1,536,798	4,142,429

Commitments and contingencies (Note 13)

Stockholder’s Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 13,880,000 and 10,880,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13,880	10,880
Additional paid-in capital	11,979,690	2,082,456
Subscription receivables	-	(11,632)
Accumulated deficit	(756,028)	(1,022,240)
Total Stockholder’s Equity	11,247,542	1,069,464
Total Liabilities and Stockholder’s Equity	$12,784,340	$5,211,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Expressed in U.S. dollars, except for the number of shares)

	For the three months ended
	March 31,
	2025	2024

Revenue
Golf operations	$1,028,940	$1,220,881
Sales of food and beverage	225,803	245,261
Sales of merchandise	44,504	51,092
Ancillary revenue	29,124	36,401
Total revenue	1,328,371	1,553,635

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	323,259	391,231
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	65,882	70,808
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	23,298	24,116
Salaries and benefits	273,987	235,848
Depreciation	50,784	50,007
Other general and administration expenses	238,124	301,515
Total operating costs	975,334	1,073,525

Income from operations	353,037	480,110

Other income (expense)
Interest expense	(4,491)	(10,186)
Other income	61,995	19,442
Total other income, net	57,504	9,256

Income before income tax	410,541	489,366

Income tax expenses	144,329	159,982

Net Income	$266,212	$329,384

Comprehensive Income	$266,212	$329,384

Earnings per common stock
Basic and diluted	$0.02	$0.03
Weighted average number of common stocks outstanding
Basic and diluted	12,446,667	10,880,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2023 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(838,540)	$1,246,636

Net income	-	-	-	-	-	-	329,384	329,384
Balance, March 31, 2024 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(509,156)	$1,576,020

Balance, December 31, 2024 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(11,632)	$(1,022,240)	$1,069,464
Issue of common stocks	-	-	3,000,000	3,000	9,897,234	-	-	9,900,234
Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	11,632	-	11,632
Net income	-	-	-	-	-	-	266,212	266,212
Balance, March 31, 2025 (Unaudited)	1,000,000	$10,000	13,880,000	$13,880	$11,979,690	$-	$(756,028)	$11,247,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the three months ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$266,212	$329,384
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	50,784	50,007
Unpaid director’s remuneration	-	40,000
Changes in operating assets and liabilities:
Accounts receivable	(41,948)	2,731
Prepaid expenses	(447,981)	-
Other current assets	(21,809)	-
Inventories	(3,322)	(997)
Deferred tax assets	133,858	150,321
Accounts payable and accrued liabilities	(90,902)	(134,515)
Contract liabilities - deferred revenue	63,444	23,533
Deferred tax liabilities	10,471	9,661
Net Cash (Used in) Provided by Operating Activities	(81,193)	470,125

Cash Flows from Investing Activities:
Receipt of short-term investment	6,778	-
Purchase of property and equipment	(14,924)	(99,885)
Net Cash Used in Investing Activities	(8,146)	(99,885)

Cash Flows from Financing Activities:
Proceeds from issue of common stocks	10,654,093	-
Proceeds from related party loan	55,485	372,704
Repayments to related party loan	(2,391,645)	(210,000)
Repayments of bank and other borrowings	(192,378)	(37,806)
Deferred offering costs	(171,180)	(259,104)
Net Cash Provided by (Used in) Financing Activities	7,954,375	(134,206)

Net change in cash and cash equivalents	7,865,036	236,034
Cash and cash equivalents, beginning of period	457,142	646,294
Cash and cash equivalents, end of period	$8,322,178	$882,328

Supplemental cash flow information:
Cash paid for interest	$4,491	$10,186
Cash paid for taxes	$-	$-

Supplemental non-cash financing activity:
Prepaid offering costs net off with additional paid-in capital	$582,679	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aureus Greenway Holdings Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025 and 2024

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. We conduct business activities principally through our wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of March 31, 2025, we own and operate two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

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

A group reorganization of the legal structure was completed on January 17, 2024. As the Group were under same control of the shareholders and their entire equity interests were also ultimately held by the shareholders immediately prior to the group reorganization, the consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows are prepared as if the current group structure had been in existence throughout the three months ended March 31, 2024.

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

Initial Public Offering

On February 13, 2025, the Company announced the closing of its initial public offering (“IPO”) of 3,000,000 common stocks, US$0.001 par value per stock at an offering price of $4.00 per share for a total of US$12,000,000 in gross proceeds. The Company raised total net proceeds of approximately $10.65 million, which was reflected in the statement of cash flows, after deducting underwriting discounts and commissions and outstanding offering expenses upon the completion of listing. During the process of IPO, the Company incurred an aggregate of approximately $2.1 million for underwriting discounts and commissions and total offering expenses, among which approximately $0.6 million offering expenses were paid just before successful listing and recognized as deferred offering costs. At the date of closing of IPO, the underwriting discounts and commissions and total offering expenses of approximately $2.1 million were offset against the gross offering proceeds of $12 million resulted in net amount of approximately $9.9 million which was recognized in additional paid-in capital.

The common stock of the Company began trading on the Nasdaq Capital Market afterwards under the ticker symbol “AGH” from February 13, 2025.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2025, and results of operations and cash flows for the three months ended March 31, 2025 and 2024. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for expected credit loss, allowance for deferred tax assets, the impairment assessment of property and equipment and estimated incremental borrowing rate of lease. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of March 31, 2025 and December 31, 2024, the Company had cash of $8,322,178 and $457,142, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of March 31, 2025, was approximately $7,047,348. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2025 and December 31, 2024, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of March 31, 2025 and December 31, 2024 were subsequently settled before this report date.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the consultancy service of $150,000; (ii) the prepaid annual listing fee to Nasdaq of $64,166; and (iii) director’s and officer’s liability insurance premium of $56,000. Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. As of March 31, 2025, an aggregate of $350,000 was paid. The total amount in the contract will be amortized ratable to the service period since the services are expected to be provided evenly through the contract period. During the three months ended March 31, 2025, $6,250 of consultancy service fee was recognized in statement of income and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $193,750. Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing and prepaid obligation insurance for directors and officers starting from February 12, 2025, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $104,231 in aggregate was recognized as current portion of prepaid expenses.

Inventories, net

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears, food and beverages and we value inventories using the lower first-in, first-out (“FIFO”) method and net realizable value, which is generally based on the selling price expectations of the merchandise goods. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. For foods and beverages, the turnaround time is short, usually within one to two weeks. For the merchandise goods, all goods are aged less than one year and the Company will offer discounts to customers to boost the selling but higher than that of purchase price. As of March 31, 2025 and December 31, 2024, no obsolescent goods were noted.

Deferred offering costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to stockholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of operations. As of December 31, 2024, the Company deferred $582,679 of offering costs. As of March 31, 2025, all deferred offering costs were charged against the gross proceeds upon the completion of IPO on February 13, 2025.

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

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

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

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, current portion of bank and other borrowings and lease liabilities and amount due to related parties are approximate fair value due to their short-term nature. Non-current portion of bank and other borrowings and lease liabilities have been calculated by discounting the expected future cash flows using rates currently available for instruments with similar terms, credit risk and remaining maturities. The changes in fair value as a result of the Group’s own non-performance risk for bank and other borrowings and lease liabilities as of March 31, 2025 and December 31, 2024 were assessed to be insignificant.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of March 31, 2025 and December 31, 2024 are accounted for as operating leases.

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

Bank and Other Borrowings

Borrowings are initially recognized at fair value, net of upfront fees incurred. Borrowings are subsequently measured at amortized cost. Any difference between the proceeds (net of transaction costs) and the redemption amount is recognized in statements of operations over the period of the borrowings using the effective interest method. All bank and other borrowings have been fully repaid upon listing.

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

The details of related party transactions during the three months ended March 31 ,2025 and 2024 and balances as of March 31, 2025 and December 31, 2024 are set out in Note 8.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of March 31, 2025 and December 31, 2024, the Company recorded contract liabilities - deferred revenue of $225,670 and $162,226, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2025 and 2024, respectively.

Earnings Per Share

The Company computes earnings per share, or EPS, in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per common stock basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2025 and 2024, there were no dilutive common stocks.

Segment Information

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CEO is the CODM. Management, including the CODM, reviews operation results by revenue, gross profit and gross margin, operating expenses and income from operations of different services, while revenue is the profitability measure used by the CODM in making decisions about allocating resources and assessing performances. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280, because the Company provides golf operations, sales of merchandise, food and beverage and provides ancillary services to customers in most instances, and has only one team to provide products and services to customers. All assets of the Company are located in Florida and all revenue is generated from Florida.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. We have adopted ASU 2023-06 during the current period and there is no material impact on its consolidated financial statements and related disclosures.

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 – Inventories, net

As of March 31, 2025 and December 31, 2024, the inventories of finished goods consisted of the following:

	March 31,	December 31,
	2025	2024
Merchandise goods	$34,275	$31,114
Food and beverage	24,864	24,703
	59,139	55,817
Less: Impairment of obsolete goods	-	-
	$59,139	$55,817

Note 4 – Property and Equipment, net

As of March 31, 2025 and December 31, 2024, the property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Land	$444,906	$444,906
Buildings and recreational facilities	2,277,738	2,262,814
Properties improvements	1,939,018	1,939,018
Furniture and equipment	190,288	190,288
	4,851,950	4,837,026
Less - accumulated depreciation	(1,803,887)	(1,753,103)
	$3,048,063	$3,083,923

Depreciation expenses for the three months ended March 31, 2025 and 2024, were $50,784 and $50,007, respectively.

Note 5 – Accounts Payables and Accrued Liabilities

As of March 31, 2025 and December 31, 2024, the accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$220,878	$207,947
Credit cards payables	27,220	22,897
Sales tax payable	41,419	21,636
Property tax payable	24,536	102,483
Accrued expenses	15,050	65,042
	$329,103	$420,005

Note 6 – Bank and Other Borrowings

As of March 31, 2025 and December 31, 2024, the bank and other borrowings consisted of the following:

		Principal		Fixed Interest	March 31,	December 31,
Initiation date	Loan No.	Amount	Maturity date	Rate	2025	2024
May 13, 2020	#1	$500,000	April 13, 2050	3.75%	$-	$-
May 17, 2022	#2	$25,050	August 1,2025	5.50%	-	5,022
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	-	40,438
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	-	66,413
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	-	80,505
Total loans payable					-	192,378
Current portion					-	(94,007)
Non-current portion					$-	$98,371

Notes:

(1)	Loan #1 is guaranteed by Cheung Chi Ping (“Mr. Cheung”), director of the Company, and Chrome I and secured by all intangible and tangible personal property of Mr. Cheung.
(2)	Loan #2 is secured by the land of the golf course of the Company.
(3)	Loan #3 is secured by the buildings of the golf clubs of the Company.
(4)	Loan #4 is secured by the golf course of the Company and repayable in eight years
(5)	Loan #5 is secured by the land and building of the golf clubs of the Company.

During the three months ended March 31, 2025 and 2024, the Company recognized interest expenses of $4,491 and $10,186, respectively. All bank and other borrowings have been early repaid upon listing.

Note 7 – Leases

During the three months ended March 31, 2025 and 2024, the Company had six operating lease agreements for a period of 4 years to 5 years. The leases were for corporate office, golf carts and golf equipment.

The components of leases related expenses charged to statements of income were as follows:

	For the three months ended
	March 31,
	2025	2024
Operating lease cost	$57,664	$57,716

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,664	$57,716
Weighted average discount rate	4.97%	3.47%
Weighted average remaining lease term (years)	4.06	1.77

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2025	2024
Operating lease right-of-use asset	$727,072	$775,546
Operating lease liabilities:
Current portion	194,038	195,115
Non-current portion	533,034	580,431
	$727,072	$775,546

Future minimum lease payments under operating leases as of March 31, 2025 were as follows:

Year ending December 31,
2025 (excluding three months ended March 31, 2025)	$170,766
2026	200,125
2027	161,880
2028	161,880
2029	107,920
$802,571
Less: imputed interest	(75,499)
Operating lease liabilities	$727,072

Note 8 – Related Party Transactions

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping	Shareholder of the Company
Mr. Cheung Chi Ping	Shareholder and Director of the Company
Mr. Cheung Yick Chung	Shareholder of the Company

Amounts due to related parties

Amounts due to related parties consist of the following:

		March 31,	December 31,
Name	Nature	2025	2024
Mr. Cheung Ching Ping	Interest-free listing expense loans (1)	$-	$1,021,617
Mr. Cheung Ching Ping	Interest-free shareholder’s loans (2)	-	607,272
Mr. Cheung Chi Ping	Interest-free shareholder’s loans (2)	-	485,917
Mr. Cheung Chi Ping	Director’s remuneration (3)	184,368	295,900
Mr. Cheung Yick Chung	Interest-free shareholder’s loans (2)	-	121,454
		$184,368	$2,532,160

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617. The loan was fully settled during the three months ended March 31, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the three months ended March 31, 2025 upon listing.

(3)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the three months ended March 31, 2025 and 2024, the Company charged $nil and $40,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of March 31, 2025 and December 31, 2024, outstanding director’s remuneration was $184,368 and $295,900, respectively. The director’s remuneration payable to Mr. Cheung Chi Ping was expected to be settled within one year.

Note 9 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the three months ended March 31, 2025 and 2024 are disclosed in the table below:

	For the three months ended
	March 31,
	2025	2024
Over time:
Golf operations – annual subscription green fees	$34,166	$74,223

Point in time:
Golf operations – one-time green fees	994,774	1,146,658
Sales of food and beverage	225,803	245,261
Sales of merchandise	44,504	51,092
Ancillary revenue	29,124	36,401
	1,294,205	1,479,412

	$1,328,371	$1,553,635

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

On January 17, 2024, 5,000,000 shares of Series A Preferred Stock was issued to Ace Champion, 4,000,000 shares of Series A Preferred Stock was issued to Chrome Fields Asset Management LLC, wholly-owned by Mr. Cheung Chi Ping and 1,000,000 shares of Series A Preferred Stock was issued to Trendy View, at an aggregate cash consideration of $10,000. As a result, as of March 31, 2025 and December 31, 2024, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the unaudited condensed consolidated financial statements as discussed in Note 1.

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

As a result, as of March 31, 2025 and December 31, 2024, 13,880,000 and 10,880,000 shares of common stock are issued and outstanding respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the three months ended March 31, 2025 and 2024 are as follows:

Taxation in the statements of income represents:

	Three months ended March 31
	2025	2024
Tax provision for the period:
Current	$-	$-
Deferred
● Federal statutory tax
- Deferred tax assets
- utilization of NOLs brought forward	106,389	119,179
- Deferred tax liabilities
- recognition for the period	7,985	7,600
	114,374	126,779
● State of Florida tax
- Deferred tax assets
- utilization of NOLs brought forward	27,469	31,143
- Deferred tax liabilities
- recognition for the period	2,486	2,060
	29,955	33,203

Total income tax expenses	$144,329	$159,982

A reconciliation of the effective income tax rates reflected in the accompanying unaudited condensed consolidated statements of income to the federal statutory rate of 21% for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31
	2025	2024

Federal statutory tax rate	21.0%	21.0%
Effect of state of Florida tax	7.3%	6.8%
Effect of state of Nevada tax*	6.9%	4.9%
Effect of British Virgin Islands tax	0.0%	0.0%
Effective tax rate	35.2%	32.7%

*	Effect of state of Nevada tax represented the audit fee expenses in relation to IPO and operating costs incurred by the Company which is incorporated in the state of Nevada which is not subject to state income tax.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	March 31, 2025	December 31, 2024
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the period/year	$48,132	$40,173
Recognized during the period/year	7,985	7,959
End of the period/year	56,117	48,132
State of Florida tax:
Beginning of the period/year	11,982	7,983
Recognized during the period/year	2,486	3,999
End of the period/year	14,468	11,982
Deferred tax liabilities	$70,585	$60,114

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the period/year	$186,759	$195,391
Utilized during the period/year	(106,389)	(8,632)
End of the period/year	80,370	186,759

State of Florida tax:
Beginning of the period/year	$40,393	40,739
Utilized during the period/year	(27,469)	(346)
End of the period/year	12,924	40,393

Less: valuation allowance	-	-
Deferred tax assets, net	$93,294	$227,152

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of March 31, 2025, the Company had $352,053 of NOLs which can be carried forward indefinitely.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of March 31, 2025 and December 31, 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of March 31, 2025 and December 31, 2024, the Company owed 80% and 84% of accounts payable to a key supplier, respectively.

For the three months ended March 31, 2025 and 2024, one vendor accounted for 26% and 28% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended March 31, 2025 and 2024, respectively.

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

Note 13 – Commitments and Contingencies

Lease Commitments

We entered into operating leases for corporate office, golf carts and golf equipment for terms of four to five years. Our commitments for minimum lease payment under these operating leases as of March 31, 2025 are listed in section “Note 7 — “Leases”.

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

Note 14 – Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2025 up through May 15, 2025, which is the date that these unaudited condensed consolidated financial statements are available to be issued, there were no other any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements.

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

Our businesses are subject to seasonality and typically the first quarter of each year is our busiest season of the year. Then, even during our busy season, our business activities are affected by weather conditions. In 2025, we believe that we experienced more than average rainy days during the first two months causing our revenue to be under pressure.

b.	Cost of maintenance due to inflation

The DTE Agreement was renewed in 2022 and the renewed contractual price has been fully reflected in Q1 2025, the higher contractual price is a reflection of the inflationary environment that subsequently impacted the labor, fertilizer and chemical markets. The maintenance cost and contract with DTE may be subject to further increases in 2025 if the inflationary environment continues to impact our maintenance needs.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. They include the financial statements of the Company and its subsidiaries. All transactions and balances among these entities have been eliminated upon consolidation.

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2025, and results of operations and cash flows for the three months ended March 31, 2025 and 2024. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

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

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2025 and December 31, 2024, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of March 31, 2025 and December 31, 2024 were subsequently settled before this report date.

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of March 31, 2025 and December 31, 2024 are accounted for as operating leases.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of March 31, 2025 and December 31, 2024, the Company recorded contract liabilities - deferred revenue of $225,670 and $162,226, respectively.

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

Results of Operations

	For the three months ended
	March 31,
	2025	2024

Revenue
Golf operations	$1,028,940	$1,220,881
Sales of food and beverage	225,803	245,261
Sales of merchandise	44,504	51,092
Ancillary revenue	29,124	36,401
Total revenue	1,328,371	1,553,635

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	323,259	391,231
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	65,882	70,808
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	23,298	24,116
Salaries and benefits	273,987	235,848
Depreciation	50,784	50,007
Other general and administration expenses	238,124	301,515
Total operating costs	975,334	1,073,525

Income from operations	353,037	480,110

Other income (expense)
Interest expense	(4,491)	(10,186)
Other income	61,995	19,442
Total other income	57,504	9,256

Income before income tax	410,541	489,366

Income tax expenses	144,329	159,982

Net Income	$266,212	$329,384

Revenue

Revenues disaggregated by major revenue streams for the three months ended March 31, 2025 and 2024 are disclosed in the table below:

	For the three months ended
	March 31,		Changes
	2025	2024	$	%
Golf operations
– annual membership dues	$34,166	$74,223	$(40,057)	(54)%
– one-time green fees	994,774	1,146,658	(151,884)	(13)%
Sales of food and beverage	225,803	245,261	(19,458)	(8)%
Sales of merchandise	44,504	51,092	(6,588)	(13)%
Ancillary revenue	29,124	36,401	(7,277)	(20)%
	$1,328,371	$1,553,635	$(225,264)	(14)%

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $225,264 or 14% was mainly due to the decrease in all revenue stream.

Revenue from golf operations decreased by $191,941 or 16% from $1,220,881 for the three months ended March 31, 2024 to $1,028,940 for the three months ended March 31, 2025, which was driven by the decrease in both one-time green fees from golf operations by $151,884 or 13% and annual membership dues from golf operations by $40,057 or 54%.

Revenue from annual membership dues accounted for 3% and 5% of total revenue for the three months ended March 31, 2025 and 2024. It decreased by 54% mainly due to more receipts in advance closed to the period ended March 31, 2025 and will be deferred to be recognized as revenue during the fiscal year of 2025.

One-time green fees from golf operations accounted for 75% and 74% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Decrease in one-time green fees by 13% resulted from the decrease in total number of rounds by 4% from approximately 23,000 rounds during the three months ended March 31, 2024 to approximately 22,000 rounds during the three months ended March 31, 2025 as well as the decrease in average price per round by 8% from $49 per round for the three months ended March 31, 2024 to $45 per round for the three months ended March 31, 2025 due to lower was offered to the players as a result of less tourists visiting Florida during the current period because of the inflation.

Decrease in revenue from sales of food and beverage by $19,458 or 8% from $245,261 for the three months ended March 31, 2024 to $225,803 for the three months ended March 31, 2025, which was contributed by the decrease in quantities sold by 8% from approximately 40,000 for the three months ended March 31, 2024 to approximately 37,000 for the three months ended March 31, 2025 and the average unit price remained stable at $2 per unit for the three months ended March 31, 2024 and $2 for the three months ended March 31, 2025. The decrease in quantity sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $6,588 or 13% from $51,092 for the three months ended March 31, 2024 to $44,504 for the three months ended March 31, 2025, which was contributed by the decrease in sales of golf balls, men’s and ladies’ wear and gloves by 13% as a result of the decrease in sales to customers playing golf during the three months ended March 31, 2025.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The decrease by $7,277 or 20% was mainly due to decrease in demand for rental services for activities and events during the three months ended March 31, 2025.

Operating expenses

Operating expenses consisted of the following:

	For the three months ended
	March 31,
	2025	2024	Changes	%
Golf operating costs(1)	$323,259	$391,231	$(67,972)	(17)%
Cost of food and beverage sales(1)	65,882	70,808	(4,926)	(7)%
Cost of merchandise sales(1)	23,298	24,116	(818)	(3)%
Salaries and benefits	273,987	235,848	38,139	16%
Depreciation	50,784	50,007	777	2%
Other general and administrative expenses	238,124	301,515	(63,391)	(21)%
	$975,334	$1,073,525	$(98,191)	(9)%

(1)	Exclusive of depreciation and salaries and benefits shown separately above.

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses decreased from $1,073,525 for the three months ended March 31, 2024 to $975,334 for the three months ended March 31, 2025, which was primarily due to the decreases in golf operating costs and other general and administrative expenses and partially offset by the increase in salaries and benefits during the current period with details discussed below.

Golf operating expenses consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Decrease in golf operating expenses by $67,972 or 17% from $391,231 for the three months ended March 31, 2024 to $323,259 for the three months ended March 31, 2025 which was attributable to the decrease in golf course maintenance related expenses as a result of decrease in number of rounds by golf players and resulted in reduction in one-off course maintenance and improvements projects carried out by Down-to-Earth.

The decrease in cost of food and beverage by $4,926 or 7% from $70,808 for the three months ended March 31, 2024 to $65,882 for the three months ended March 31, 2025 was in line with the decrease in sales of food and beverage.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Decrease in cost of merchandise sales was in line with the decrease in revenue from sales of merchandise.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management, operating team, cashier and administrative personnel. The increase in salaries and benefits by $38,139 or 16% was primarily due to the increase in salaries paid to the Chief Financial Officer by approximately $41,000 and the directors fee paid to the independent Directors by approximately $32,000 and partially offset by the decrease in director’s remuneration paid to Mr. Chi Ping Cheung by approximately $42,000.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The depreciation remained stable at $50,784 and $50,007 for the three months ended March 31, 2025 and 2024 respectively since no significant purchase or disposal of property and equipment.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Decrease in other general and administrative expenses by $63,391 or 21% from $301,515 for the three months ended March 31, 2024 to $238,124 for the three months ended March 31, 2025 was mainly attributable to the decrease in audit and quarterly review fee for listing purposes.

Other income (expense)

Other income (expense) mainly includes interest expenses regarding the bank and other borrowings incurred, bank interest income and additional service charges from customers who paid by credit cards. The increase in other income was mainly due to the interest income generated from the cash deposit in banks upon successful listing of common stocks in Nasdaq.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% to the income tax amount recorded for the three months ended March 31, 2025 and 2024.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the NOLs and temporary difference can be utilized.

As of March 31, 2024, the Company had $352,053 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax expenses of $144,329 for the three months ended March 31, 2025 and income tax expenses of $159,982 for the three months ended March 31, 2024. The effective tax rate increased from 32.7% for the three months ended March 31, 2024 to 35.2% for the three months ended March 31, 2025, which was mainly due to the increase in operating costs by the Company which is not subject to income tax. Please refer to Note 11 – Income Tax to the Unaudited Condensed Consolidated Financial Statements for more details.

Net income

Our income for the three months ended March 31, 2025 and 2024, was $266,212 and $329,384, respectively. The decrease in net income by $63,172 or 19% was mainly due to the decrease in our revenue and the increase in our other income, being partially offset by the decrease in our operating costs during the three months ended March 31, 2025.

Liquidity and Capital Resources

The following table sets forth a breakdown of our current assets and current liabilities as of dates indicated:

Working Capital

The following table summarizes our cash and working capital as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024	Changes	%
Current assets
Cash and cash equivalents	$8,322,178	$457,142	$7,865,036	1,720%
Accounts receivable – net	62,726	20,778	41,948	202%
Short-term investment	-	6,778	(6,778)	(100)%
Inventories, net	59,139	55,817	3,322	6%
Deferred offering costs	-	582,679	(582,679)	(100)%
Prepaid expenses	254,231	-	254,231	100%
Other current assets	23,887	2,078	21,809	1,050%
Total currents assets	$8,722,161	$1,125,272	$7,596,889	675%

Current liabilities
Accounts payable and accrued liabilities	$329,103	$420,005	$(90,902)	(22)%
Contract liabilities – deferred revenue	225,670	162,226	63,444	39%
Bank and other borrowings – current	-	94,007	(94,007)	(100)%
Operating lease liabilities – current	194,038	195,115	(1,077)	(1)%
Due to related parties	184,368	2,532,160	(2,347,792)	(93)%
Total current liabilities	$933,179	$3,403,513	$(2,470,334)	(73)%

Working Capital Assets (Deficiency)	$7,788,982	$(2,278,241)	$10,067,223	(442)%

Accounts receivable

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit loss. Increase in balance was mainly due to the more customers who paid by credit cards near the period end.

Inventories

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears, food and beverages. The Company keeps low inventories since the turnaround time is short.

Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of income. The deferred offering costs was offset against the equity upon the listing during the current period which resulted in nil balance as of March 31, 2025.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) consultancy service of $150,000; (ii) the prepaid annual listing fee to Nasdaq of $64,166; and (iii) director’s and officer’s liability insurance premium of $56,000. Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. As of March 31, 2025, an aggregate of $350,000 was paid. The total amount in the contract will be amortized ratable to the service period since the services are expected to be provided evenly through the contract period. During the three months ended March 31, 2025, $6,250 of consultancy service fee was recognized in statement of income and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $193,750. Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing and prepaid obligation insurance for directors and officers starting from February 12, 2025, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $104,231 in aggregate was recognized as current portion of prepaid expenses.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Decrease in accounts payable and accrued liabilities balance by $90,902 or 22% from $420,005 as of December 31, 2024 to $329,103 as of March 31, 2025 was mainly due to the decrease in accrued expenses by approximately $50,000 as a result of settlement of accrued audit fee by $60,000 and decrease in property tax payable by approximately $78,000 due to the settlement of $102,000 during the current period.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by the customers. The increase in this balance by $63,444 or 39% was mainly due to annual membership dues being received in advance outweighed the revenue recognized during the three months ended March 31, 2025.

Bank and Other Borrowings

The Company borrowed loans from various financial institutions for working capital purpose. The decrease in bank and other borrowings was mainly due to full settlement of all bank and other borrowing during the three months ended March 31, 2025 upon listing.

Operating lease liabilities

The operating leases liabilities represented the leases for corporate office, golf cars and golf equipment for terms of four to five years. The operating leases – current remained stable at $194,038 and $195,115 as of March 31, 2025 and December 31, 2024, respectively.

Amounts due to related parties

Amounts due to related parties consist of the following:

Name	Relationship	Nature	March 31, 2025	December 31, 2024
Mr. Cheung Ching Ping	Shareholder of the Company	Interest-free listing expense loans(1)	$-	$1,021,617
Mr. Cheung Ching Ping	Shareholder of the Company	Interest-free shareholder’s loans(2)	-	$607,272
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	-	485,917
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Director’s remunerations(3)	184,368	295,900
Mr. Cheung Yick Chung	Shareholder of the Company	Interest-free shareholder’s loans(2)	-	121,454
			$184,368	$2,532,160

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,077,102. The loan was fully settled during the three months ended March 31, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the three months ended March 31, 2025 upon listing.

(3)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the three months ended March 31, 2025 and 2024, the Company charged $nil and $40,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of March 31, 2025 and December 31, 2024, outstanding director’s remuneration was $184,368 and $295,900, respectively. The director’s remuneration payable to Mr. Cheung Chi Ping was expected to be settled within one year.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	For the three months ended
	March 31,
	2025	2024	Changes
Cash (used in) provided by Operating Activities	$(81,193)	$470,125	$(551,318)
Cash used in Investing Activities	$(8,146)	$(99,885)	$91,739
Cash provided by (used in) Financing Activities	$7,954,375	$(134,206)	$8,088,581
Net change in cash and cash equivalents	$7,865,036	$236,034	$7,629,002

Cash Flow from Operating Activities

During the three months ended March 31, 2025, our net cash used in operating activities was approximately $81,193, primarily arising from net income of $266,212, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash item mainly consisted of depreciation of $50,784. Changes in operating assets and liabilities mainly include (i) an increase in accounts receivables of $41,948 due to more customers who paid by credit cards near the period end; (ii) an increase in prepaid expenses of $447,981 due to the prepaid consultancy fee, prepaid annual listing fee to Nasdaq and prepaid director’s and officer’s liability insurance premium during the current period as mentioned above; and (iii) an decrease in accounts payable and accrued liabilities of $90,902 due to decrease in accrued expenses and property tax payable; and being partially offset by (iv) a decrease in deferred tax assets of $133,858 due to the utilization of NOLs for the current period; and (v) an increase in contract liabilities of $63,444 due to a large portion of annual membership dues being received during the current period of 2025 for services to be used by customers partly in fiscal year 2025.

During the three months ended March 31, 2024, our net cash provided by operating activities was approximately $470,125, which was driven by net income of $329,384, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $50,007 and unpaid director’s remuneration of $40,000. Changes in operating assets and liabilities mainly include (i) a decrease in deferred tax assets of $150,321 due to the utilization of NOLs for the prior period; and (ii) an increase in contract liabilities of $23,533 due to a large portion of annual membership dues being received during the prior period of 2024 for services to be used by customers partly in fiscal year 2024; being partially offset by (iii) a decrease in accounts payable and accrued liabilities of $134,515 due to a decrease in accounts payable as a result of settlement of payables to vendors outweighed the costs incurred to vendors.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, cash flows used in investing activities were mainly for the purchase of property and equipment of $14,924 for the clubhouse improvements.

During the three months ended March 31, 2024, cash flows used in investing activities were for the purchase of property and equipment of $99,885, it is mainly due to the payment for the pump station.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was the result of net proceeds from issue of common stocks of $10,654,093 and partially offset by net repayments of related party loans of $2,336,160, repayments of bank and other borrowings of $192,378 and payment of deferred offering costs during the period right before the successful listing.

During the three months ended March 31, 2024, cash used in financing activities was the result of payment for deferred offering costs of $259,104 and repayments of bank and other borrowings of $37,806 and partially offset by net proceeds from related party loans of $162,704.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Capital Expenditures

We incurred capital expenditures of $14,924 and $99,885 for the three months ended March 31, 2025 and 2024, respectively, which mainly related to the clubhouse improvements and purchase of pump station, respectively.

Contractual Obligations

Lease Agreements

The Company has six leases classified as right of use operating leases for corporate office, golf cars and golf equipment.

Future minimum lease payments under operating leases at March 31, 2025 were as follows:

Year ending December 31,	Total
2025 (excluding three months ended March 31, 2025)	$170,766
2026	200,125
2027	161,880
2028	161,880
2029	107,920
$802,571
Less imputed interest	(75,499)
Operating lease liabilities	$727,072

Future minimum lease payments under operating leases as of December 31, 2024 were as follows:

Year ending December 31,	Total
2025	$228,430
2026	200,125
2027	161,880
2028	161,880
2029	107,920
$860,235
Less imputed interest	(84,689)
Operating lease liabilities	$775,546

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

The Company successfully raised a total net proceed of $10.65 million, after deducting underwriting discounts and commission and other offering expenses, from its initial public offering on February 13, 2025.

The Company believes that, taking into consideration the successful listing in February 2025 and internal financial resources we have, including the current levels of cash and cash flows from operations, and the measures mentioned above, will be sufficient to meet its anticipated cash needs for at least the next twelve months from the date of this report.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as at March 31, 2025 and December 31, 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of March 31, 2025 and December 31, 2024, the Company owed 80% and 84% of accounts payable to a key supplier, respectively.

For the three months ended March 31, 2025 and 2024, one vendor accounted for 26% and 28% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended March 31, 2025 and 2024, respectively.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: May 15, 2025

AUREUS GREENWAY HOLDINGS INC.

	By:	/s/ ChiPing Cheung
ChiPing Cheung
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Sam Wai Sing Lui
Sam Wai Sing Lui
Chief Financial Officer
(Principal Financial and Accounting Officer)

