Form 10-Q
period 2025-06-30
Aureus Greenway Holdings Inc
filed 2025-08-14
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

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

As of August 14, 2025 there were 14,608,988 of the registrant’s shares of common stock issued and outstanding.

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

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with competitors, new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	competition from other golf country clubs, costs associated with maintain our golf country clubs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the lingering effects of the COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;
●	the ability of our infrastructure systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the golf country club industry;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgements in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in the golf country club industry;
●	inability to advertise or market services and products at our gold country clubs or develop new services or add new products that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inability to succeed in establishing, maintaining and strengthening our brand;
●	disruption of supply or shortage of raw materials relating to the upkeep and maintenance of our gold country clubs;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in the Company’s annual report on Form 10-K, filed with the SEC on March 28, 2025.

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

3

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$7,625,413	$457,142
Accounts receivable, net	23,981	20,778
Short-term investment	-	6,778
Inventories, net	37,805	55,817
Deferred offering costs	-	582,679
Prepaid expenses	234,310	-
Other current assets	21,564	2,078
Total current assets	7,943,073	1,125,272

Non-current assets
Property and equipment, net	3,311,942	3,083,923
Advances for property	324,264	-
Operating lease right-of-use assets	695,572	775,546
Deferred tax assets	132,093	227,152
Prepaid expenses	256,250	-
Total non-current assets	4,720,121	4,086,621
Total Assets	$12,663,194	$5,211,893

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$554,721	$420,005
Contract liabilities - deferred revenue	154,386	162,226
Bank and other borrowings – current	-	94,007
Due to related parties	244,368	2,532,160
Operating lease liabilities	199,652	195,115
Total current liabilities	1,153,127	3,403,513

Non-current liabilities
Bank and other borrowings - non-current	-	98,371
Operating lease liabilities - non-current	495,920	580,431
Deferred tax liabilities	55,866	60,114
Total non-current liabilities	551,786	738,916
Total Liabilities	1,704,913	4,142,429

Commitments and contingencies (Note 13)

Stockholder’s Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 13,880,000 and 10,880,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13,880	10,880
Additional paid-in capital	11,979,690	2,082,456
Subscription receivables	-	(11,632)
Accumulated deficit	(1,045,289)	(1,022,240)
Total Stockholder’s Equity	10,958,281	1,069,464
Total Liabilities and Stockholder’s Equity	$12,663,194	$5,211,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue
Golf operations	$415,868	$458,728	$1,444,808	$1,679,609
Sales of food and beverage	147,587	146,824	373,390	392,085
Sales of merchandise	20,904	24,732	65,408	75,824
Ancillary revenue	17,873	18,253	46,997	54,654
Total revenue	602,232	648,537	1,930,603	2,202,172

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	326,232	315,464	649,491	706,695
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	59,162	43,232	125,044	114,040
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	12,671	9,968	35,969	34,084
Salaries and benefits	248,953	141,795	522,940	377,643
Depreciation	52,013	50,031	102,797	100,038
Other general and administration expenses	329,704	182,822	567,828	484,337
Total operating costs	1,028,735	743,312	2,004,069	1,816,837

(Loss) income from operations	(426,503)	(94,775)	(73,466)	385,335

Other income (expense)
Interest expense	-	(6,296)	(4,491)	(16,482)
Other income	83,724	9,825	145,719	29,267
Total other income, net	83,724	3,529	141,228	12,785

(Loss) income before income tax	(342,779)	(91,246)	67,762	398,120

Income tax (benefits) expenses	(53,518)	(22,145)	90,811	137,837

Net (Loss) Income	$(289,261)	$(69,101)	$(23,049)	$260,283

Comprehensive (Loss) Income	$(289,261)	$(69,101)	$(23,049)	$260,283

(Loss) Earnings per common stock
Basic and diluted	$(0.021)	$(0.006)	$(0.002)	$0.024

Weighted average number of common stocks outstanding
Basic and diluted	13,880,000	10,880,000	13,167,293	10,880,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2023 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(838,540)	$1,246,636

Net income	-	-	-	-	-	-	329,384	329,384
Balance, March 31, 2024 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(509,156)	$1,576,020

Net loss	-	-	-	-	-	-	(69,101)	(69,101)
Balance, June 30, 2024 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(578,257)	$1,506,919

Balance, December 31, 2024 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(11,632)	$(1,022,240)	$1,069,464

Issue of common stocks	-	-	3,000,000	3,000	9,897,234	-	-	9,900,234
Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	11,632	-	11,632
Net income	-	-	-	-	-	-	266,212	266,212
Balance, March 31, 2025 (Unaudited)	1,000,000	$10,000	13,880,000	$13,880	$11,979,690	$-	$(756,028)	$11,247,542

Net loss	-	-	-	-	-	-	(289,261)	(289,261)
Balance, June 30, 2025 (Unaudited)	1,000,000	$10,000	13,880,000	$13,880	$11,979,690	$-	$(1,045,289)	$10,958,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the six months ended
	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net (loss) income	$(23,049)	$260,283
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	102,797	100,038
Unpaid director’s remuneration	60,000	40,000
Changes in operating assets and liabilities:
Accounts receivable	(3,203)	21,695
Prepaid expenses	(490,560)	-
Other current assets	(19,486)	-
Inventories	18,012	864
Deferred tax assets	95,059	124,310
Accounts payable and accrued liabilities	(64,846)	(187,834)
Contract liabilities - deferred revenue	(7,840)	21,629
Deferred tax liabilities	(4,248)	13,527
Net Cash (Used in) Provided by Operating Activities	(337,364)	394,512

Cash Flows from Investing Activities:
Receipt of short-term investment	6,778	-
Purchase of property and equipment	(330,816)	(108,595)
Advances for property	(124,702)	-
Net Cash Used in Investing Activities	(448,740)	(108,595)

Cash Flows from Financing Activities:
Proceeds from issue of common stocks	10,654,093	-
Proceeds from related party loan	55,485	921,947
Repayments to related party loan	(2,391,645)	(210,000)
Repayments of bank and other borrowings	(192,378)	(538,671)
Deferred offering costs	(171,180)	(306,409)
Net Cash Provided by (Used in) Financing Activities	7,954,375	(133,133)

Net change in cash and cash equivalents	7,168,271	152,784
Cash and cash equivalents, beginning of period	457,142	646,294
Cash and cash equivalents, end of period	$7,625,413	$799,078

Supplemental cash flow information:
Cash paid for interest	$4,491	$16,482
Cash paid for taxes	$-	$-

Supplemental non-cash financing activity:
Prepaid offering costs net off with additional paid-in capital	$582,679	$-
Initial recognition of lease obligations related to right-of-use assets	18,076	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aureus Greenway Holdings Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025 and 2024

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. We conduct business activities principally through our wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of June 30, 2025, we own and operate two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

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

A group reorganization of the legal structure was completed on January 17, 2024. As the Group were under same control of the shareholders and their entire equity interests were also ultimately held by the shareholders immediately prior to the group reorganization, the consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows are prepared as if the current group structure had been in existence throughout the six months ended June 30, 2024.

As at the date of this report, details of the subsidiaries of the company are as follows:

Name	Place and date of formation	Ownership	Principal activity
Pine Ridge Group Limited (“Pine Ridge”)	British Virgin Islands (“BVI”)	100% (directly)	Investment holding
Allied Target Limited	BVI	100% (directly)	Investment holding
Chrome Fields I, Inc. (“Chrome I”)	Delaware	100% (indirectly)	Investment holding
Chrome Fields II, Inc. (“Chrome II”)	Delaware	100% (indirectly)	Investment holding
FSC Clearwater, LLC (“Clearwater I”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Kissimmee Bay Country Club)
FSC Clearwater II, LLC (“Clearwater II”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Remington Golf Club)
Great Harvest Finance Limited	Hong Kong	100% (indirectly)	Inactive

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2025, and results of operations and cash flows for the six months ended June 30, 2025 and 2024. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company adopted this standard from January 1, 2025, which did not have a material impact on its consolidated financial statements and related disclosures.

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of June 30, 2025 and December 31, 2024, the Company had cash of $7,625,413 and $457,142, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of June 30, 2025, was approximately $6,556,293. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the period end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2025 and December 31, 2024, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of June 30, 2025 and December 31, 2024 were subsequently settled before this report date.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the non-refundable consultancy service of $150,000; (ii) the non-refundable prepaid annual listing fee to Nasdaq of $64,166; (iii) the refundable director’s and officer’s liability insurance premium of $56,000; and (iv) the refundable prepaid rental of $10,000. Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. As of June 30, 2025, an aggregate of $450,000 was paid. The total amount in the contract will be amortized ratable to the service period since the services are expected to be provided evenly throughout the contract period. During the six months ended June 30, 2025, $43,750 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $256,250. Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing and prepaid obligation insurance for directors and officers starting from February 12, 2025, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $84,310 in aggregate was recognized as current portion of prepaid expenses. As of June 30, 2025 and December 31, 2024, the Company had no allowance for expected credit losses.

Inventories, net

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears and we value inventories using the lower first-in, first-out (“FIFO”) method and net realizable value, which is generally based on the selling price expectations of the merchandise goods. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. All goods are aged less than one year and the Company will offer discounts to customers to boost the selling but higher than that of purchase price. As of June 30, 2025 and December 31, 2024, no obsolescent goods were noted.

Deferred offering costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to stockholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of operations. As of December 31, 2024, the Company deferred $582,679 of offering costs. As of June 30, 2025, all deferred offering costs were charged against the gross proceeds upon the completion of IPO on February 13, 2025.

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

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

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

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities, current portion of bank and other borrowings and lease liabilities and amount due to related parties are approximate fair value due to their short-term nature. Non-current portion of bank and other borrowings and lease liabilities have been calculated by discounting the expected future cash flows using rates currently available for instruments with similar terms, credit risk and remaining maturities. The changes in fair value as a result of the Group’s own non-performance risk for bank and other borrowings and lease liabilities as of June 30, 2025 and December 31, 2024 were assessed to be insignificant.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of June 30, 2025 and December 31, 2024 are accounted for as operating leases.

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

The details of related party transactions during the six months ended June 30 ,2025 and 2024 and balances as of June 30, 2025 and December 31, 2024 are set out in Note 8.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of June 30, 2025 and December 31, 2024, the Company recorded contract liabilities - deferred revenue of $154,386 and $162,226, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2025 and 2024, respectively.

Earnings Per Share

The Company computes earnings per share, or EPS, in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per common stock basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended June 30, 2025 and 2024, there were no dilutive common stocks.

Segment Information

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CEO is the CODM. Management, including the CODM, reviews operation results by revenue, operating expenses and income from operations of different services, while revenue is the profitability measure used by the CODM in making decisions about allocating resources and assessing performances. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280, because the Company provides golf operations, sales of merchandise, food and beverage and provides ancillary services to customers in most instances, and has only one team to provide products and services to customers. All assets of the Company are located in Florida and all revenue is generated from Florida.

The following table presents summary information of the Company’s single segment for the three months and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Measure of profit or loss

Revenue	602,232	648,537	1,930,603	2,202,172

Reconciliation to net (loss) income before taxes

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	326,232	315,464	649,491	706,695
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	59,162	43,232	125,044	114,040
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	12,671	9,968	35,969	34,084
Salaries and benefits	248,953	141,795	522,940	377,643
Depreciation	52,013	50,031	102,797	100,038
Other general and administration expenses*	329,704	182,822	567,828	484,337
	1,028,735	743,312	2,004,069	1,816,837

Other reconciliation items
Interest expense	-	(6,296)	(4,491)	(16,482)
Other income	83,724	9,825	145,719	29,267
Total other income, net	83,724	3,529	141,228	12,785

Net (loss) income before taxes	(342,779)	(91,246)	67,762	398,120

Income tax (benefits) expenses	(53,518)	(22,145)	90,811	137,837

Net (Loss) Income	(289,261)	(69,101)	(23,049)	260,283

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Other segment disclosures
Total Assets	12,663,194	5,211,893

*	Other general and administrative expenses included professional fees, insurance, rental expenses, bank and credit cards charges, travelling expenses, and office expenses and etc..

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

Note 3 – Inventories, net

As of June 30, 2025 and December 31, 2024, the inventories consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Purchased goods	$37,805	$55,817
Less: Impairment of obsolete goods	-	-
	$37,805	$55,817

Note 4 – Property and Equipment, net

As of June 30, 2025 and December 31, 2024, the property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Land	$444,906	$444,906
Buildings and recreational facilities	2,543,071	2,262,814
Properties improvements	1,978,759	1,939,018
Furniture and equipment	201,104	190,288
	5,167,840	4,837,026
Less - accumulated depreciation	(1,855,898)	(1,753,103)
	$3,311,942	$3,083,923

Depreciation expenses for the six months ended June 30, 2025 and 2024, were $102,797 and $100,038, respectively.

Note 5 – Accounts Payables and Accrued Liabilities

As of June 30, 2025 and December 31, 2024, the accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Accounts payable	$238,490	$207,947
Payable for acquisition of property and equipment	199,562	-
Credit cards payables	32,811	22,897
Sales tax payable	12,375	21,636
Property tax payable	50,724	102,483
Accrued expenses	20,759	65,042
	$554,721	$420,005

Note 6 – Bank and Other Borrowings

As of June 30, 2025 and December 31, 2024, the bank and other borrowings consisted of the following:

		Principal		Fixed Interest	June 30,	December 31,
Initiation date	Loan No.	Amount	Maturity date	Rate	2025	2024
					(Unaudited)	(Audited)
May 13, 2020	#1	$500,000	April 13, 2050	3.75%	$-	$-
May 17, 2022	#2	$25,050	August 1,2025	5.50%	-	5,022
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	-	40,438
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	-	66,413
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	-	80,505
Total loans payable					-	192,378
Current portion					-	(94,007)
Non-current portion					$-	$98,371

Notes:

(1)	Loan #1 is guaranteed by Cheung Chi Ping (“Mr. Cheung”), director of the Company, and Chrome I and secured by all intangible and tangible personal property of Mr. Cheung.
(2)	Loan #2 is secured by the land of the golf course of the Company.
(3)	Loan #3 is secured by the buildings of the golf clubs of the Company.
(4)	Loan #4 is secured by the golf course of the Company and repayable in eight years
(5)	Loan #5 is secured by the land and building of the golf clubs of the Company.

During the six months ended June 30, 2025 and 2024, the Company recognized interest expenses of $4,491 and $16,482, respectively. All bank and other borrowings have been early repaid upon listing.

Note 7 – Leases

During the six months ended June 30, 2025 and 2024, the Company had six operating lease agreements for a period of 4 years to 5 years. The leases were for corporate office, golf carts and golf equipment.

The components of leases related expenses charged to statements of operations were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	58,345	98,133	$116,009	$155,849

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116,009	$155,849
Weighted average discount rate	5.00%	3.52%
Weighted average remaining lease term (years)	3.89	1.59

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Operating lease right-of-use asset	$695,572	$775,546
Operating lease liabilities:
Current portion	199,652	195,115
Non-current portion	495,920	580,431
	$695,572	$775,546

Future minimum lease payments under operating leases as of June 30, 2025 were as follows:

Year ending December 31,
2025 (excluding six months ended June 30, 2025)	$115,145
2026	204,211
2027	165,966
2028	165,966
2029	112,006
2030	1,362
$764,656
Less: imputed interest	(69,084)
Operating lease liabilities	$695,572

Note 8 – Related Party Transactions and Balances

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping	Shareholder of the Company
Mr. Cheung Chi Ping	Shareholder and Director of the Company
Mr. Cheung Yick Chung	Shareholder of the Company

Amounts due to related parties

Amounts due to related parties consist of the following:

		June 30,	December 31,
Name	Nature	2025	2024
		(Unaudited)	(Audited)
Mr. Cheung Ching Ping	Interest-free listing expense loans (1)	$-	$1,021,617
Mr. Cheung Ching Ping	Interest-free shareholder’s loans (2)	-	607,272
Mr. Cheung Ching Ping	Director’s remuneration (3)	30,000	-
Mr. Cheung Chi Ping	Interest-free shareholder’s loans (2)	-	485,917
Mr. Cheung Chi Ping	Director’s remuneration (4)	214,368	295,900
Mr. Cheung Yick Chung	Interest-free shareholder’s loans (2)	-	121,454
		$244,368	$2,532,160

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617. The loan was fully settled during the six months ended June 30, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the six months ended June 30, 2025 upon listing.

(3)

For the six months ended June 30, 2025, the Company charged $30,000 as director’s remuneration to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of June 30, 2025, outstanding director’s remuneration was $30,000. The director’s remuneration payable to Mr. Cheung Ching Ping was fully settled in July 2025.

(4)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the six months ended June 30, 2025 and 2024, the Company charged $30,000 and $40,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of June 30, 2025 and December 31, 2024, outstanding director’s remuneration was $214,368 and $295,900, respectively. The director’s remuneration payable to Mr. Cheung Chi Ping was fully settled in July 2025.

Note 9 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the six months ended June 30, 2025 and 2024 are disclosed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Over time:
Golf operations – annual subscription green fees	111,052	76,157	$145,218	$150,380

Point in time:
Golf operations – one-time green fees	304,816	382,571	1,299,590	1,529,229
Sales of food and beverage	147,587	146,824	373,390	392,085
Sales of merchandise	20,904	24,732	65,408	75,824
Ancillary revenue	17,873	18,253	46,997	54,654
	491,180	572,380	1,785,385	2,051,792

	602,232	648,537	$1,930,603	$2,202,172

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

On January 17, 2024, 5,000,000 shares of Series A Preferred Stock was issued to Ace Champion, 4,000,000 shares of Series A Preferred Stock was issued to Chrome Fields Asset Management LLC, wholly-owned by Mr. Cheung Chi Ping and 1,000,000 shares of Series A Preferred Stock was issued to Trendy View, at an aggregate cash consideration of $10,000. As a result, as of June 30, 2025 and December 31, 2024, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the unaudited condensed consolidated financial statements as discussed in Note 1.

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

As a result, as of June 30, 2025 and December 31, 2024, 13,880,000 and 10,880,000 shares of common stock are issued and outstanding, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the six months ended June 30, 2025 and 2024 are as follows:

Taxation in the statements of operations represents:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax provision for the period:
Current	$-	$-	$-	$-
Deferred
● Federal statutory tax
- Deferred tax assets
- utilization of NOLs brought forward	-	-	75,109	96,631
- overprovision of DTA for first quarter	(31,280)	(22,547)	-	-
- Deferred tax liabilities
- (reversal) recognition for the period	(11,131)	4,998	(3,146)	12,598
	(42,411)	(17,549)	71,963	109,229
● State of Florida tax
- Deferred tax assets
- utilization of NOLs brought forward	-	-	19,950	27,679
- overprovision of DTA for first quarter	(7,519)	(3,464)	-	-
- Deferred tax liabilities
- (reversal) recognition for the period	(3,588)	(1,132)	(1,102)	929
	(11,107)	(4,596)	18,848	28,608

Total income tax (benefits) expenses	(53,518)	(22,145)	$90,811	$137,837

A reconciliation of the effective income tax rates reflected in the accompanying unaudited condensed consolidated statements of operations to the federal statutory rate of 21% for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effect of state of Florida tax	3.3%	5.0%	27.8%	7.2%
Effect of state of Nevada tax*	(8.4)%	(1.7)%	84.2%	6.4%
Effect of British Virgin Islands tax	0.0%	0.0%	0.0%	0.0%
Permanent difference	0.0%	0.0%	1.0%	0.0%
Effective tax rate	15.9%	24.3%	134.0%	34.6%

*	Effect of state of Nevada tax represented the audit fee expenses in relation to IPO and operating costs incurred by the Company which is incorporated in the state of Nevada which is not subject to state income tax.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the period/year	$48,132	$40,173
(Reversal) recognized during the period/year	(3,146)	7,959
End of the period/year	44,986	48,132
State of Florida tax:
Beginning of the period/year	11,982	7,983
(Reversal) recognized during the period/year	(1,102)	3,999
End of the period/year	10,880	11,982
Deferred tax liabilities	$55,866	$60,114

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the period/year	$186,759	$195,391
Utilized during the period/year	(75,109)	(8,632)
End of the period/year	111,650	186,759

State of Florida tax:
Beginning of the period/year	$40,393	40,739
Utilized during the period/year	(19,950)	(346)
End of the period/year	20,443	40,393

Less: valuation allowance	-	-
Deferred tax assets, net	$132,093	$227,152

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of June 30, 2025, the Company had $498,464 of NOLs which can be carried forward indefinitely.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of June 30, 2025 and December 31, 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of June 30, 2025 and December 31, 2024, the Company owed 74% and 84% of accounts payable to a key supplier, respectively.

For the six months ended June 30, 2025 and 2024, one vendor accounted for 26% and 31% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the six months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025 and 2024, one vendor accounted for 25% and 35% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended June 30, 2025 and 2024, respectively.

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

Note 13 – Commitments and Contingencies

Lease Commitments

We entered into operating leases for corporate office, golf carts and golf equipment for terms of four to five years. Our commitments for minimum lease payment under these operating leases as of June 30, 2025 are listed in section “Note 7 — “Leases”.

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

Note 14 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2025 up through [ ], 2025, which is the date that these unaudited condensed consolidated financial statements are available to be issued, there were no other any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements other than those disclosed below which has no effect on the unaudited condensed consolidated financial statements.

On July 23, 2025, the Company has entered into definitive securities purchase agreements with accredited and institutional investors for the issuance and sale of units consisting of common stock (each a share of “Common Stock”) (or pre-funded warrants (“Pre-funded Warrants”) to purchase in lieu thereof) together with common A warrants and common B warrants (each of the common A and common B warrants a “Common Warrant”) to purchase the same number of shares of common stock (or Pre-funded Warrants) of the Company at a price of 0.87 per unit, on a brokered private placement basis, for aggregate gross proceeds of approximately $26 million, before deducting fees and offering expenses.

The Company proposed to offer and sale from time to time of up to 89,655,171 of the Company’s common stock by American Ventures LLC, Series XVI AGH, Dominari Securities LLC and Revere Securities LLC (the “Selling Stockholders”) consisting of (i) 728,988 shares of common stock and 29,156,069 pre-funded warrants in lieu thereof, each to acquire a share of common stock, (ii) 29,885,057 common warrants A, each to acquire a share of common stock, (iii) 29,885,057 common warrants B, each to acquire a share of common stock, (iv) 2,390,804 placement agent warrant shares each to acquire a single share of our common stock and (v) 2,390,804 shares of our common stock underlying placement agent warrants. If the warrants are exercised in cash, we would receive gross proceeds of approximately $69.6 million. For more details, please refer to the Company’s prospectus dated August 4, 2025.

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

c.	Renovation and upgrading of our golf courses and clubhouses

As disclosed in our prospectus dated February 11, 2025, some of the net proceeds from the initial public offering will be used for renovation and upgrading of our golf courses, clubhouse and facilities. We have completed the roof replacement and exterior painting of our clubhouse located at Kissimmee Bay Country Club and there is no disruption to daily golf operations. Regarding Remington Golf Club, the greens are currently under renovation and upgrading. The golf course at Remington Golf Club has been temporarily closed for renovation starting from May 17, 2025 and the expected re-opening date will be in late September 2025. Therefore, the renovation project will cause an adverse effect on our business and results of operations and the impact was partially reflected in our results for the six months ended June 30, 2025.

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2025, and results of operations and cash flows for the six months ended June 30, 2025 and 2024. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates

We have identified certain accounting policies that are significant to the preparation of our Group’s financial information. Some of our accounting policies involve subjective assumptions and estimates, as well as complex judgements relating to accounting items. In each case, the determination of these items requires management judgements based on information and financial data that may change in future periods. When reviewing our financial statements, you should consider: (i) our selection of accounting policies; and (ii) the results to changes in conditions and assumptions. We set forth below those accounting policies that we believe are of critical importance to us or involve the most significant estimates and judgements used in the preparation of our Group’s financial statements. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities as at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Significant accounting estimates reflected in the consolidated financial statements include allowance for expected credit loss, allowance for deferred tax assets, the impairment assessment of property and equipment and estimated incremental borrowing rate of lease. Actual results may differ from these estimates.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2025 and December 31, 2024, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of June 30, 2025 and December 31, 2024 were subsequently settled before this report date.

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of June 30, 2025 and December 31, 2024 are accounted for as operating leases.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of June 30, 2025 and December 31, 2024, the Company recorded contract liabilities - deferred revenue of $154,386 and $162,226, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue
Golf operations	$415,868	$458,728	$1,444,808	$1,679,609
Sales of food and beverage	147,587	146,824	373,390	392,085
Sales of merchandise	20,904	24,732	65,408	75,824
Ancillary revenue	17,873	18,253	46,997	54,654
Total revenue	602,232	648,537	1,930,603	2,202,172

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	326,232	315,464	649,491	706,695
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	59,162	43,232	125,044	114,040
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	12,671	9,968	35,969	34,084
Salaries and benefits	248,953	141,795	522,940	377,643
Depreciation	52,013	50,031	102,797	100,038
Other general and administration expenses	329,704	182,822	567,828	484,337
Total operating costs	1,028,735	743,312	2,004,069	1,816,837

(Loss) income from operations	(426,503)	(94,775)	(73,466)	385,335

Other income (expense)
Interest expense	-	(6,296)	(4,491)	(16,482)
Other income	83,724	9,825	145,719	29,267
Total other income, net	83,724	3,529	141,228	12,785

(Loss) income before income tax	(342,779)	(91,246)	67,762	398,120

Income tax (benefits) expenses	(53,518)	(22,145)	90,811	137,837

Net (Loss) Income	$(289,261)	$(69,101)	$(23,049)	$260,283

Revenue

Revenues disaggregated by major revenue streams for the three months and six months ended June 30, 2025 and 2024 are disclosed in the table below:

	For the three months ended				For the six months ended
	June 30,		Changes		June 30,		Changes
	2025	2024	$	%	2025	2024	$	%
Golf operations
– annual membership dues	111,052	76,157	34,895	46%	$145,218	$150,380	$(5,162)	(3)%
– one-time green fees	304,816	382,571	(77,755)	(20)%	1,299,590	1,529,229	(229,639)	(15)%
Sales of food and beverage	147,587	146,824	763	1%	373,390	392,085	(18,695)	(5)%
Sales of merchandise	20,904	24,732	(3,828)	(15)%	65,408	75,824	(10,416)	(14)%
Ancillary revenue	17,873	18,253	(380)	(2)%	46,997	54,654	(7,657)	(14)%
	602,232	648,537	(46,305)	(7)%	$1,930,603	$2,202,172	$(271,569)	(12)%

Comparison for the six months ended June 30, 2025 and 2024

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $271,569 or 12% was mainly due to the decrease in all revenue streams.

Revenue from golf operations decreased by $234,801 or 14% from $1,679,609 for the six months ended June 30, 2024 to $1,444,808 for the six months ended June 30, 2025, which was driven by the decrease in one-time green fees from golf operations by $229,639 or 15%.

Revenue from annual membership dues accounted for 8% and 7% of total revenue for the six months ended June 30, 2025 and 2024. It remained stable for the six months ended June 30, 2025 and 2024.

One-time green fees from golf operations accounted for 67% and 69% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Decrease in one-time green fees by 15% resulted from the decrease in total number of rounds by 11% from approximately 36,000 rounds during the six months ended June 30, 2024 to approximately 32,000 rounds during the six months ended June 30, 2025 as well as the decrease in average price per round by 5% from $42 per round for the six months ended June 30, 2024 to $40 per round for the six months ended June 30, 2025 due to lower price was offered to the players as a result of less tourists visiting Florida during the current period because the inflation hinders the customers sentiment to play golf. The decrease in revenue was also due to one of our golf courses, Remington Golf Club, was closed for renovation since mid-May in 2025, in which the number of rounds for Remington Golf Club decreased by 17% in the second quarter.

Decrease in revenue from sales of food and beverage by $18,695 or 5% from $392,085 for the six months ended June 30, 2024 to $373,390 for the six months ended June 30, 2025, which was contributed by the decrease in quantities sold by 6% from approximately 63,000 for the six months ended Jue 30, 2024 to approximately 59,000 for the six months ended June 30, 2025 and the average unit price remained stable at $6 per unit for the six months ended June 30, 2025 and 2024. The decrease in quantity sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $10,416 or 14% from $75,824 for the six months ended June 30, 2024 to $65,408 for the six months ended June 30, 2025, which was contributed by the decrease in sales of golf balls, men’s and ladies’ wear and gloves by 16% as a result of the decrease in sales to customers playing golf during the six months ended June 30, 2025.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The decrease by $7,657 or 14% was mainly due to the decrease in demand for rental services for activities and events during the six months ended June 30, 2025.

Comparison for the three months ended June 30, 2025 and 2024

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $46,305 or 7% was mainly due to the decrease in one-time green fees from golf operations and being partially offset by an increase in annual membership dues.

Revenue from golf operations decreased by $42,860 or 9% from $458,728 for the three months ended June 30, 2024 to $415,868 for the three months ended June 30, 2025, which was driven by the decrease in one-time green fees from golf operations by $77,755 or 20% and offset by an increase in annual membership dues from golf operations by $34,895 or 46%.

Revenue from annual membership dues accounted for 18% and 12% of total revenue for the three months ended June 30, 2025 and 2024. It increased by $34,895 or 46% mainly due to the increase in demand from customers who paid annual membership dues for the three months ended June 30, 2025.

One-time green fees from golf operations accounted for 51% and 59% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Decrease in one-time green fees by 20% resulted from the decrease in total number of rounds by 23% from approximately 13,000 rounds during the three months ended June 30, 2024 to approximately 10,000 rounds during the three months ended June 30, 2025 and the average price per round remained stable at $30 per round for the three months ended June 30, 2024 and 2025. The decrease in revenue was also due to one of our golf courses, Remington Golf Club, was closed for renovation since mid-May in 2025, in which the number of rounds for Remington Golf Club decreased by 17% in the second quarter.

Increase in revenue from sales of food and beverage by $763 or 1% from $146,824 for the three months ended June 30, 2024 to $147,587 for the three months ended June 30, 2025, which was contributed by the increase in average unit price by 17% from $6 per unit for the three months ended June 30, 2024 to $7 for the three months ended June 30, 2025, being offset by the decrease in quantities sold by 4% from approximately 23,000 for the three months ended June 30, 2024 to approximately 22,000 for the three months ended June 30, 2025. The decrease in quantity sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $3,828 or 15% from $24,732 for the three months ended June 30, 2024 to $20,904 for the three months ended June 30, 2025, which was contributed by the decrease in sales of golf balls, men’s and ladies’ wear and gloves by 17% as a result of the decrease in sales to customers playing golf during the three months ended June 30, 2025.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. It remained stable for the three months ended June 30, 2025 and 2024.

Operating expenses

Operating expenses consisted of the following:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2025	2024	Changes	%	2025	2024	Changes	%
Golf operating costs(1)	326,232	315,464	10,768	3%	$649,491	$706,695	$(57,204)	(8)%
Cost of food and beverage sales(1)	59,162	43,232	15,930	37%	125,044	114,040	11,004	10%
Cost of merchandise sales(1)	12,671	9,968	2,703	27%	35,969	34,084	1,885	6%
Salaries and benefits	248,953	141,795	107,158	76%	522,940	377,643	145,297	38%
Depreciation	52,013	50,031	1,982	4%	102,797	100,038	2,759	3%
Other general and administrative expenses	329,704	182,822	146,882	80%	567,828	484,337	83,491	17%
	1,028,735	743,312	285,423	38%	$2,004,069	$1,816,837	$187,232	10%

(1)	Exclusive of depreciation and salaries and benefits shown separately above.

Comparison for the six months ended June 30, 2025 and 2024

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased from $1,816,837 for the six months ended June 30, 2024 to $2,004,069 for the six months ended June 30, 2025, which was primarily due to the increase in salaries and benefits and other general and administrative expenses and partially offset by the decreases in golf operating costs during the current period with details discussed below.

Golf operating costs consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Decrease in golf operating costs by $57,204 or 8% from $706,695 for the six months ended June 30, 2024 to $649,491 for the six months ended June 30, 2025 which was attributable to the decrease in golf course maintenance related expenses as a result of decrease in number of rounds by golf players and resulted in reduction in course maintenance and improvements projects carried out by Down-to-Earth prior to the renovation project started.

The increase in cost of food and beverage by $11,004 or 10% from $114,040 for the six months ended June 30, 2024 to $125,044 for the six months ended June 30, 2025 was mainly due to higher raw material prices for food and beverages during the period.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Increase in cost of merchandise sales by $1,885 was mainly due to the increase in purchasing cost of merchandise goods by our suppliers because inflation increases their production and operational costs.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management team, operating team, cashier and administrative personnel. The increase in salaries and benefits by $145,297 or 38% was primarily due to the increase in salaries paid to the Chief Financial Officer by approximately $90,000 and the directors fee paid to the audit committee members by approximately $71,000 and partially offset by the decrease in director’s remuneration paid to Mr. Chi Ping Cheung by approximately $10,000.

Our depreciation mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The depreciation remained stable at $102,797 and $100,038 for the six months ended June 30, 2025 and 2024 respectively.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $83,491 or 17% from $484,337 for the six months ended June 30, 2024 to $567,828 for the six months ended Jue 30, 2025 was mainly attributable to the increase in rental expenses, travelling expenses and director’s and officer’s liability insurance.

Comparison for the three months ended June 30, 2025 and 2024

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased from $743,312 for the three months ended June 30, 2024 to $1,028,735 for the three months ended June 30, 2025, which was primarily due to the increases in salaries and benefits and other general and administrative expenses during the current period with details discussed below.

Golf operating costs consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating costs by $10,768 or 3% from $315,464 for the three months ended June 30, 2024 to $326,232 for the three months ended June 30, 2025 which was attributable to the increase in equipment repairs and maintenance by approximately $8,000 during the period.

The increase in cost of food and beverage by $15,930 or 37% from $43,232 for the three months ended June 30, 2024 to $59,162 for the three months ended June 30, 2025 was mainly due to higher raw material prices for food and beverages during the period.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Increase in cost of merchandise sales by $2,703 mainly due to the increase in purchasing cost of merchandise goods by our suppliers because inflation increases their production and operational costs.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management team, operating team, cashier and administrative personnel. The increase in salaries and benefits by $107,158 or 76% was primarily due to the increase in salaries paid to the Chief Financial Officer by approximately $15,000, the increase in the directors fee paid to the audit committee members by approximately $39,000 and the increase in director’s remuneration paid to Mr. Chi Ping Cheung by approximately $30,000.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The depreciation remained stable at $52,013 and $50,031 for the three months ended June 30, 2025 and 2024, respectively.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $146,882 or 80% from $182,822 for the three months ended June 30, 2024 to $329,704 for the three months ended June 30, 2025 was mainly attributable to the increase in professional fees by approximately $92,000, rental expenses by approximately $30,000, travelling expenses by approximately $18,000 and director’s and officer’s liability insurance by approximately $14,000.

Comparison for the three and six months ended June 30, 2025 and 2024

Other income (expense)

Other income (expense) mainly includes interest expenses regarding the bank and other borrowings incurred, bank interest income, dividend from money market accounts and additional service charges from customers who paid by credit cards. The increase in other income (expense) by $154,013 for the six months ended June 30, 2025 and $87,254 for the three months ended June 30, 2025 was mainly due to the dividend income generated from the cash deposit in money market accounts upon successful listing of common stocks in Nasdaq.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% to the income tax amount recorded for the three and six months ended June 30, 2025 and 2024.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the NOLs and temporary difference can be utilized.

As of June 30, 2025, the Company had $498,464 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax expenses of $90,811 for the six months ended June 30, 2025 and income tax expenses of $137,837 for the six months ended June 30, 2024. The effective tax rate increased from 34.6% for the six months ended June 30, 2024 to 134.0% for the six months ended June 30, 2025, which was mainly due to the increase in operating costs of approximately $270,000 incurred by the Company which is not subject to income tax. The Company recorded income tax benefits of $53,518 and $22,145 for the three months ended June 30, 2025 and 2024, respectively, the increase in income tax benefits was mainly due to the reversal of deferred tax liabilities for the period.

Please refer to Note 11 – Income Tax to the Unaudited Condensed Consolidated Financial Statements for more details.

Net (loss) income

Our net loss for the six months ended June 30, 2025 was $23,049 while our net income for the six months ended June 30, 2024 was $260,283. The decrease in net income by $283,332 or 109% was mainly due to the decrease in our revenue and the increase in our operating costs, being partially offset by the increase in our other income during the six months ended June 30, 2025.

Our net loss for the three months ended June 30, 2025 and 2024, was $289,261 and $69,101, respectively. The increase in net loss by $220,160 or 319% was mainly due to the decrease in our revenue and the increase in our operating costs, being partially offset by the increase in our other income during the three months ended June 30, 2025.

Liquidity and Capital Resources

The following table sets forth a breakdown of our current assets and current liabilities as of dates indicated:

Working Capital

The following table summarizes our cash and working capital as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024	Changes	%
Current assets
Cash and cash equivalents	$7,625,413	$457,142	$7,168,271	1,568%
Accounts receivable – net	23,981	20,778	3,203	15%
Short-term investment	-	6,778	(6,778)	(100)%
Inventories, net	37,805	55,817	(18,012)	(32)%
Deferred offering costs	-	582,679	(582,679)	(100)%
Prepaid expenses	234,310	-	234,310	100%
Other current assets	21,564	2,078	19,486	938%
Total currents assets	$7,943,073	$1,125,272	$6,817,801	606%

Current liabilities
Accounts payable and accrued liabilities	$554,721	$420,005	$134,716	32%
Contract liabilities – deferred revenue	154,386	162,226	(7,840)	(5)%
Bank and other borrowings – current	-	94,007	(94,007)	(100)%
Operating lease liabilities – current	199,652	195,115	4,537	2%
Due to related parties	244,368	2,532,160	(2,287,792)	(90)%
Total current liabilities	$1,153,127	$3,403,513	$(2,250,386)	(66)%

Working Capital Assets (Deficiency)	$6,789,946	$(2,278,241)	$9,068,187	(398)%

Accounts receivable

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit loss. Increase in balance was mainly due to the more customers who paid by credit cards near the period end.

Inventories

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears. The Company keeps low inventories since the turnaround time is short.

Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of income. The deferred offering costs was offset against the equity upon the listing during the current period which resulted in nil balance as of June 30, 2025.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the non-refundable consultancy service of $150,000; (ii) the non-refundable prepaid annual listing fee to Nasdaq of $64,166; (iii) the refundable director’s and officer’s liability insurance premium of $56,000; and (iv) the refundable prepaid rental of $10,000. Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. As of June 30, 2025, an aggregate of $450,000 was paid. The total amount in the contract will be amortized ratable to the service period since the services are expected to be provided evenly throughout the contract period. During the six months ended June 30, 2025, $43,750 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $256,250. Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing and prepaid obligation insurance for directors and officers starting from February 12, 2025, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $84,310 in aggregate was recognized as current portion of prepaid expenses.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Increase in accounts payable and accrued liabilities balance by $164,716 or 32% from $420,005 as of December 31, 2024 to $554,721 as of June 30, 2025 was mainly due to the increase in other payable by approximately $200,000 for the greens renovation in Remington Golf Club and offset by the decrease in property tax payable by approximately $52,000 due to the settlement of $102,000 during the current period.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by the customers. The decrease in this balance by $7,840 or 5% was mainly due to revenue recognized during the six months ended June 30, 2025 outweighed the annual membership dues being received in advance.

Bank and Other Borrowings

The Company borrowed loans from various financial institutions for working capital purpose. The decrease in bank and other borrowings was mainly due to full settlement of all bank and other borrowing during the six months ended June 30, 2025 upon listing in February 2025.

Operating lease liabilities

The operating leases liabilities represented the leases for corporate office, golf cars and golf equipment for terms of four to five years. The operating leases – current remained stable at $199,652 and $195,115 as of June 30, 2025 and December 31, 2024, respectively.

Amounts due to related parties

Amounts due to related parties consist of the following:

Name	Relationship	Nature	June 30, 2025	December 31, 2024
Mr. Cheung Ching Ping	Shareholder and Director of the Company	Interest-free listing expense loans(1)	$-	$1,021,617
Mr. Cheung Ching Ping	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	-	$607,272
Mr. Cheung Ching Ping	Shareholder and Director of the Company	Director’s remuneration (3)	30,000	-
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	-	485,917
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Director’s remunerations(3)	214,368	295,900
Mr. Cheung Yick Chung	Shareholder of the Company	Interest-free shareholder’s loans(2)	-	121,454
			$244,368	$2,532,160

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617. The loan was fully settled during the six months ended June 30, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the six months ended June 30, 2025 upon listing.

38

(4)

For the six months ended June 30, 2025, the Company charged $30,000 as director’s remuneration to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of June 30, 2025, outstanding director’s remuneration was $30,000. The director’s remuneration payable to Mr. Cheung Ching Ping was fully settled in July 2025.

(3)

For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the six months ended June 30, 2025 and 2024, the Company charged $30,000 and $40,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of June 30, 2025 and December 31, 2024, outstanding director’s remuneration was $214,368 and $295,900, respectively. The director’s remuneration payable to Mr. Cheung Chi Ping was fully settled in July 2025.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	For the six months ended
	June 30,
	2025	2024	Changes
Cash (used in) provided by Operating Activities	$(337,364)	$394,512	$(731,876)
Cash used in Investing Activities	$(448,740)	$(108,595)	$(340,145)
Cash provided by (used in) Financing Activities	$7,954,375	$(133,133)	$8,087,508
Net change in cash and cash equivalents	$7,168,271	$152,784	$7,015,487

Cash Flow from Operating Activities

During the six months ended June 30, 2025, our net cash used in operating activities was approximately $337,364, primarily arising from net loss of $23,049, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $102,797 and unpaid director’s remuneration of $60,000. Changes in operating assets and liabilities mainly include (i) an increase in prepaid expenses of $490,560 due to the prepaid consultancy fee, prepaid annual listing fee to Nasdaq and prepaid director’s and officer’s liability insurance premium during the current period as mentioned above; (ii) a decrease in accounts payable and accrued liabilities of $64,846 due to the decrease in property tax payable by approximately $52,000; and (iii) a decrease in deferred tax assets of $95,059 due to the utilization of NOLs in the current period.

During the six months ended June 30, 2024, our net cash provided by operating activities was approximately $394,512, which was driven by net income of $260,283, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $100,038 and unpaid director’s remuneration of $40,000. Changes in operating assets and liabilities mainly include (i) a decrease in deferred tax assets of $124,310 due to the utilization of NOLs for the prior period; (ii) an increase in accounts receivables of $21,695 due to more customers who paid by credit cards near the period end; and (iii) an increase in contract liabilities of $21,629 due to a large portion of annual membership dues being received during the prior period of 2024 for services to be used by customers partly in fiscal year 2024; and (iv) a decrease in accounts payable and accrued liabilities of $187,834 due to a decrease in accounts payable as a result of settlement of payables to vendors outweighed the costs incurred to vendors.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, cash flows used in investing activities were for the purchase of property and equipment and advances for property of $330,816 and $124,702, respectively. The purchase and payment for acquisition of property and equipment was due to payments for the renovation and upgrading of our golf courses, clubhouse and facilities, greens renovation and roof replacement.

During the six months ended June 30, 2024, cash flows used in investing activities were for the purchase of property and equipment of $108,595, it is mainly due to the payment for the pump station.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities was the result of net proceeds from issue of common stocks of $10,654,093 and partially offset by net repayments of related party loans of $2,336,160, repayments of bank and other borrowings of $192,378 and payment of deferred offering costs of $171,180 during the period right before the successful listing.

During the six months ended June 30, 2024, cash used in financing activities was the result of payment for deferred offering costs of $306,409 and repayments of bank and other borrowings of $538,671 and partially offset by net proceeds from related party loans of $711,947.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Capital Expenditures

We incurred capital expenditures of $455,518 and $108,595 for the six months ended June 30, 2025 and 2024, respectively, which mainly related to the renovation and upgrading of our golf courses, clubhouse and facilities, greens renovation, roof renovation and purchase of pump station, respectively.

Contractual Obligations

Lease Agreements

The Company has six leases classified as right of use operating leases for corporate office, golf cars and golf equipment.

Future minimum lease payments under operating leases at June 30, 2025 were as follows:

Year ending December 31,	Total
2025 (excluding six months ended June 30, 2025)	$115,145
2026	204,211
2027	165,966
2028	165,966
2029	112,006
2030	1,362
$764,656
Less imputed interest	(69,084)
Operating lease liabilities	$695,572

Future minimum lease payments under operating leases as of December 31, 2024 were as follows:

Year ending December 31,	Total
2025	$228,430
2026	200,125
2027	161,880
2028	161,880
2029	107,920
$860,235
Less imputed interest	(84,689)
Operating lease liabilities	$775,546

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

Quantitative and Qualitative Disclosure About Market Risk

Credit Risk

The Company’s principal financial assets are cash and cash equivalents, accounts receivables and prepaid expenses. The Company’s credit risk is primarily concentrated in its cash which is held with institutions with a high credit worthiness. The Company has not experienced losses on their accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of June 30, 2025 and December 31, 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of June 30, 2025 and December 31, 2024, the Company owed 74% and 84% of accounts payable to a key supplier, respectively.

For the six months ended June 30, 2025 and 2024, one vendor accounted for 26% and 31% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the six months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025 and 2024, one vendor accounted for 25% and 35% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended June 30, 2025 and 2024, respectively.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: August 14, 2025

AUREUS GREENWAY HOLDINGS INC.

	By:	/s/ ChiPing Cheung
ChiPing Cheung
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Sam Wai Sing Lui
Sam Wai Sing Lui
Chief Financial Officer
(Principal Financial and Accounting Officer)

