Form 10-Q
period 2025-09-30
Aureus Greenway Holdings Inc
filed 2025-11-14
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

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

As of November 13, 2025 there were 15,056,297 of the registrant’s shares of common stock issued and outstanding.

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

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with competitors, new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	competition from other golf country clubs, costs associated with maintain our golf country clubs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as a pandemic, on the Company’s business;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;
●	the ability of our infrastructure systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the golf country club industry;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in the golf country club industry;
●	inability to advertise or market services and products at our golf country clubs or develop new services or add new products that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inability to succeed in establishing, maintaining and strengthening our brand;
●	disruption of supply or shortage of raw materials relating to the upkeep and maintenance of our golf country clubs;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in the Company’s annual report on Form 10-K, filed with the SEC on March 28, 2025.

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

3

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

PART I

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Expressed in U.S. dollars, except for the number of shares)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$29,408,326	$457,142
Accounts receivable, net	23,687	20,778
Short-term investment	-	6,778
Inventories, net	36,014	55,817
Deferred offering costs	-	582,679
Prepaid expenses	424,382	-
Other current assets	75,573	2,078
Total current assets	29,967,982	1,125,272

Non-current assets
Property and equipment, net	3,548,224	3,083,923
Advances for property	324,264	-
Operating lease right-of-use assets	693,810	775,546
Deferred tax assets	251,646	227,152
Prepaid expenses	401,110	-
Total non-current assets	5,219,054	4,086,621
Total Assets	$35,187,036	$5,211,893

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$517,286	$420,005
Contract liabilities - deferred revenue	126,471	162,226
Bank and other borrowings – current	-	94,007
Due to related parties	-	2,532,160
Operating lease liabilities	200,768	195,115
Total current liabilities	844,525	3,403,513

Non-current liabilities
Bank and other borrowings - non-current	-	98,371
Operating lease liabilities - non-current	493,042	580,431
Deferred tax liabilities	54,977	60,114
Total non-current liabilities	548,019	738,916
Total Liabilities	1,392,544	4,142,429

Commitments and contingencies (Note 13)

Stockholder’s Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 14,608,988 and 10,880,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14,609	10,880
Additional paid-in capital	37,340,593	2,082,456
Subscription receivables	-	(11,632)
Accumulated deficit	(3,570,710)	(1,022,240)
Total Stockholder’s Equity	33,794,492	1,069,464
Total Liabilities and Stockholder’s Equity	$35,187,036	$5,211,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue
Golf operations	$225,808	$295,042	$1,670,616	$1,974,651
Sales of food and beverage	91,359	107,707	464,749	499,792
Sales of merchandise	11,320	15,627	76,728	91,451
Ancillary revenue	8,391	18,523	55,388	73,177
Total revenue	336,878	436,899	2,267,481	2,639,071

Operating costs:
Golf operating costs (exclusive of salaries and benefits and depreciation shown separately below)	334,923	323,530	984,414	1,030,225
Cost of food and beverage sales (exclusive of salaries and benefits and depreciation shown separately below)	27,287	32,722	152,331	146,762
Cost of merchandise sales (exclusive of salaries and benefits and depreciation shown separately below)	5,931	8,233	41,900	42,317
Salaries and benefits	2,193,271	139,420	2,662,211	517,063
Depreciation	55,252	50,353	158,049	150,391
Other general and administration expenses	648,514	162,374	1,216,342	646,711
Total operating costs	3,211,178	716,632	5,215,247	2,533,469

(Loss) income from operations	(2,874,300)	(279,733)	(2,947,766)	105,602

Other income (expense)
Interest expense	-	(5,104)	(4,491)	(21,586)
Other income	228,437	7,517	374,156	36,784
Total other income, net	228,437	2,413	369,665	15,198

(Loss) income before income tax	(2,645,863)	(277,320)	(2,578,101)	120,800

Income tax (benefits) expenses	(120,442)	(71,708)	(29,631)	66,129

Net (Loss) Income	$(2,525,421)	$(205,612)	$(2,548,470)	$54,671

Comprehensive (Loss) Income	$(2,525,421)	$(205,612)	$(2,548,470)	$54,671

(Loss) Earnings per common stock
Basic and diluted	$(0.18)	$(0.02)	$(0.19)	$0.01

Weighted average number of common stocks outstanding
Basic and diluted	13,998,857	10,880,000	13,447,527	10,880,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. dollars, except for the number of shares)

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2023 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(838,540)	$1,246,636

Net income	-	-	-	-	-	-	260,283	260,283
Balance, June 30, 2024 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(578,257)	$1,506,919

Net loss	-	-	-	-	-	-	(205,612)	(205,612)
Balance, September 30, 2024 (Unaudited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(783,869)	$1,301,307

Balance, December 31, 2024 (Audited)	1,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(11,632)	$(1,022,240)	$1,069,464

Issue of common stocks	-	-	3,000,000	3,000	9,897,234	-	-	9,900,234
Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	11,632	-	11,632
Net loss	-	-	-	-	-	-	(23,049)	(23,049)
Balance, June 30, 2025 (Unaudited)	1,000,000	$10,000	13,880,000	$13,880	$11,979,690	$-	$(1,045,289)	$10,958,281

Issue of common stocks and pre-funded warrants (net of commission to placing agent) in Private Placement	-	-	728,988	729	23,519,271	-	-	23,520,000
Recognition of stock-based compensation	-	-	-	-	1,841,632	-	-	1,841,632
Net loss	-	-	-	-	-	-	(2,525,421)	(2,525,421)

Balance, September 30, 2025 (Unaudited)	1,000,000	$10,000	14,608,988	$14,609	$37,340,593	$-	$(3,570,710)	$33,794,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Expressed in U.S. dollars, except for the number of shares)

	For the nine months ended
	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net (loss) income	$(2,548,470)	$54,671
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	158,049	150,391
Unpaid director’s remuneration	-	40,000
Stock-based compensation	1,841,632	-
Changes in operating assets and liabilities:
Accounts receivable	(2,909)	17,559
Prepaid expenses	(825,492)	-
Other current assets	(73,495)	-
Inventories	19,803	650
Deferred tax assets	(24,494)	20,918
Accounts payable and accrued liabilities	(2,281)	(162,706)
Contract liabilities - deferred revenue	(35,755)	(21,093)
Deferred tax liabilities	(5,137)	45,211
Net Cash (Used in) Provided by Operating Activities	(1,498,549)	145,601

Cash Flows from Investing Activities:
Receipt of short-term investment	6,778	-
Purchase of property and equipment	(622,350)	(126,680)
Advances for property	(224,702)	-
Net Cash Used in Investing Activities	(840,274)	(126,680)

Cash Flows from Financing Activities:
Proceeds from issue of common stocks	10,654,093	-
Proceeds from issue of common stocks and pre-funded warrants	23,520,000	-
Proceeds from related party loan	55,485	934,913
Repayments to related party loan	(2,576,013)	(210,000)
Repayments of bank and other borrowings	(192,378)	(566,091)
Deferred offering costs	(171,180)	(321,876)
Net Cash Provided by (Used in) Financing Activities	31,290,007	(163,054)

Net change in cash and cash equivalents	28,951,184	(144,133)
Cash and cash equivalents, beginning of period	457,142	646,294
Cash and cash equivalents, end of period	$29,408,326	$502,161

Supplemental cash flow information:
Cash paid for interest	$4,491	$21,586
Cash paid for taxes	$-	$-

Supplemental non-cash financing activity:
Prepaid offering costs net off with additional paid-in capital	$582,679	$-
Initial recognition of lease obligations related to right-of-use assets	67,448	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aureus Greenway Holdings Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. We conduct business activities principally through our wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of September 30, 2025, we own and operate two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

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

A group reorganization of the legal structure was completed on January 17, 2024. As the Group were under same control of the shareholders and their entire equity interests were also ultimately held by the shareholders immediately prior to the group reorganization, the consolidated statements of operations and comprehensive (loss) income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows are prepared as if the current group structure had been in existence throughout the nine months ended September 30, 2024.

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2025, and results of operations and cash flows for the nine months ended September 30, 2025 and 2024. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for expected credit loss, allowance for deferred tax assets, the impairment assessment of property and equipment, estimated incremental borrowing rate of lease and the assumptions used for the valuation of stock-based compensation. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of September 30, 2025 and December 31, 2024, the Company had cash of $29,408,326 and $457,142, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of September 30, 2025, was approximately $28,030,416. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the period end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of September 30, 2025 and December 31, 2024, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of September 30, 2025 and December 31, 2024 were subsequently settled before this report date.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the non-refundable consultancy service of $450,000; (ii) the non-refundable prepaid annual listing fee to Nasdaq of $64,166; (iii) the refundable director’s and officer’s liability insurance premium of $191,019; (iv) the non-refundable run-off director’s and officer’s liability insurance premium of $227,250; (v) other refundable prepaid expenses of $82,549 which was classified as current portion.

Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the nine months ended September 30, 2025, $81,250 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $218,750.

Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing and prepaid obligation insurance for directors and officers starting from February 12, 2025 and July 25, 2025, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $153,993 in aggregate was recognized as current portion of prepaid expenses.

Regarding the prepaid obligation run-off insurance for directors and officers starting from July 25, 2025, the service contract has six years term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance was recognized as prepaid expenses with current portion of $37,840 and non-current portion of $182,360.

As of September 30, 2025 and December 31, 2024, the Company had no allowance for expected credit losses.

Inventories, net

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears and we value inventories using the lower first-in, first-out (“FIFO”) method and net realizable value, which is generally based on the selling price expectations of the merchandise goods. We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. All goods are aged less than one year and the Company will offer discounts to customers to boost the selling but higher than that of purchase price. As of September 30, 2025 and December 31, 2024, no obsolescent goods were noted.

Deferred offering costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to stockholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of operations. As of December 31, 2024, the Company deferred $582,679 of offering costs. As of September 30, 2025, all deferred offering costs were charged against the gross proceeds upon the completion of IPO on February 13, 2025.

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

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using an appropriate valuation model. Such warrant classification is also subject to re-evaluation at each reporting period. Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds. During the nine months ended September 30, 2025, all warrants issued are accounted as an equity nature.

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

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents, accounts receivable, refundable prepaid expenses, other current assets, accounts payable, accrued liabilities and lease liabilities are approximate fair value due to their short-term nature. Non-current portion of bank and other borrowings and lease liabilities have been calculated by discounting the expected future cash flows using rates currently available for instruments with similar terms, credit risk and remaining maturities. The changes in fair value as a result of the Group’s own non-performance risk for lease liabilities as of September 30, 2025 were assessed to be insignificant.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of September 30, 2025 and December 31, 2024 are accounted for as operating leases.

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

The details of related party transactions during the nine months ended September 30 ,2025 and 2024 and balances as of September 30, 2025 and December 31, 2024 are set out in Note 8.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or non-cash consideration. There is no contract asset related to these annual green fee subscriptions. As of September 30, 2025 and December 31, 2024, the Company recorded contract liabilities - deferred revenue of $126,471 and $162,226, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Stock-Compensation”. Under the fair value recognition provisions of this accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The grant-date fair value of stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. As stock-based compensation expense recognized in the Company’s consolidated statement of operations is based on awards ultimately expected to vest.

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

As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the unaudited condensed consolidated financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2025 and 2024, respectively.

Earnings Per Share

The Company computes earnings per share, or EPS, in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per common stock basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the nine months ended September 30, 2025 and 2024, there were no dilutive common stocks as the inclusion of both the stock options and the warrants in the loss per common stock calculation would have anti-dilutive effect.

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

The following table presents summary information of the Company’s single segment for the three months and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Measure of profit or loss

Revenue	336,878	436,899	2,267,481	2,639,071

Reconciliation to net (loss) income before taxes

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	334,923	323,530	984,414	1,030,225
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	27,287	32,722	152,331	146,762
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	5,931	8,233	41,900	42,317
Salaries and benefits	2,139,271	139,420	2,662,211	517,063
Depreciation	55,252	50,353	158,049	150,391
Other general and administration expenses*	648,514	162,374	1,216,342	646,711
	3,211,178	716,632	5,215,247	2,533,469

Other reconciliation items
Interest expense	-	(5,104)	(4,491)	(21,586)
Other income	228,437	7,517	374,156	36,784
Total other income, net	228,437	2,413	369,665	15,198

Net (loss) income before taxes	(2,645,863)	(277,320)	(2,578,101)	120,800

Income tax (benefits) expenses	(120,442)	(71,708)	(29,631)	66,129

Net (Loss) Income	(2,525,421)	(205,612)	(2,548,470)	54,671

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Other segment disclosures
Total Assets	35,187,036	5,211,893

*	Other general and administrative expenses included professional fees, insurance, rental expenses, bank and credit cards charges, travelling expenses, and office expenses and etc..

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated balance sheets, statements of operations and comprehensive (loss) income and statements of cash flows.

Note 3 – Inventories, net

As of September 30, 2025 and December 31, 2024, the inventories consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Purchased goods	$36,014	$55,817
Less: Impairment of obsolete goods	-	-
	$36,014	$55,817

Note 4 – Property and Equipment, net

As of September 30, 2025 and December 31, 2024, the property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Land	$444,906	$444,906
Buildings and recreational facilities	2,813,948	2,262,814
Properties improvements	1,982,549	1,939,018
Furniture and equipment	217,971	190,288
	5,459,374	4,837,026
Less - accumulated depreciation	(1,911,150)	(1,753,103)
	$3,548,224	$3,083,923

Depreciation expenses for the three and nine months ended September 30, 2025 and 2024, were $55,252, $158,049, $50,353 and $150,391, respectively.

Note 5 – Accounts Payables and Accrued Liabilities

As of September 30, 2025 and December 31, 2024, the accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Accounts payable	$253,993	$207,947
Payable for acquisition of property and equipment	99,562	-
Credit cards payables	41,109	22,897
Sales tax payable	19,455	21,636
Property tax payable	76,604	102,483
Accrued expenses	26,563	65,042
	$517,286	$420,005

Note 6 – Bank and Other Borrowings

As of September 30, 2025 and December 31, 2024, the bank and other borrowings consisted of the following:

		Principal		Fixed Interest	September 30,	December 31,
Initiation date	Loan No.	Amount	Maturity date	Rate	2025	2024
					(Unaudited)	(Audited)
May 13, 2020	#1	$500,000	April 13, 2050	3.75%	$-	$-
May 17, 2022	#2	$25,050	August 1,2025	5.50%	-	5,022
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	-	40,438
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	-	66,413
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	-	80,505
Total loans payable					-	192,378
Current portion					-	(94,007)
Non-current portion					$-	$98,371

Notes:

(1)	Loan #1 is guaranteed by Cheung Chi Ping (“Mr. Cheung”), director of the Company, and Chrome I and secured by all intangible and tangible personal property of Mr. Cheung.
(2)	Loan #2 is secured by the land of the golf course of the Company.
(3)	Loan #3 is secured by the buildings of the golf clubs of the Company.
(4)	Loan #4 is secured by the golf course of the Company and repayable in eight years
(5)	Loan #5 is secured by the land and building of the golf clubs of the Company.

During the three and nine months ended September 30, 2025 and 2024, the Company recognized interest expenses of nil, $4,491, $5,104 and $21,586, respectively. All bank and other borrowings have been early repaid upon listing.

Note 7 – Leases

During the nine months ended September 30, 2025 and 2024, the Company had six operating lease agreements for a period of 4 years to 5 years. The leases were for corporate office, golf carts and golf equipment.

The components of leases related expenses charged to statements of operations were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	59,639	59,476	$175,648	$173,448

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175,648	$173,448
Weighted average discount rate	5.10%	4.84%
Weighted average remaining lease term (years)	3.78	4.33

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Operating lease right-of-use asset	$693,810	$775,546
Operating lease liabilities:
Current portion	200,768	195,115
Non-current portion	493,042	580,431
	$693,810	$775,546

Future minimum lease payments under operating leases as of September 30, 2025 were as follows:

Year ending December 31,
2025 (excluding nine months ended September 30, 2025)	$59,320
2026	215,645
2027	177,400
2028	177,400
2029	123,440
2030	8,985
$762,190
Less: imputed interest	(63,380)
Operating lease liabilities	$693,810

Note 8 – Related Party Transactions and Balances

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping	Shareholder of the Company
Mr. Cheung Chi Ping	Shareholder and Director of the Company
Mr. Cheung Yick Chung	Shareholder of the Company

Amounts due to related parties

Amounts due to related parties consist of the following:

		September 30,	December 31,
Name	Nature	2025	2024
		(Unaudited)	(Audited)
Mr. Cheung Ching Ping	Interest-free listing expense loans (1)	$-	$1,021,617
Mr. Cheung Ching Ping	Interest-free shareholder’s loans (2)	-	607,272
Mr. Cheung Ching Ping	Director’s remuneration (3)	-	-
Mr. Cheung Chi Ping	Interest-free shareholder’s loans (2)	-	485,917
Mr. Cheung Chi Ping	Director’s remuneration (4)	-	295,900
Mr. Cheung Yick Chung	Interest-free shareholder’s loans (2)	-	121,454
		$-	$2,532,160

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617. The loan was fully settled during the nine months ended September 30, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the nine months ended September 30, 2025 upon listing.

(3)	For the nine months ended September 30, 2025, the Company charged $70,000 as director’s remuneration to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The director’s remuneration payable to Mr. Cheung Ching Ping was fully settled during the nine months ended September 30, 2025.

(4)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the nine months ended September 30, 2025 and 2024, the Company charged $77,500 and $40,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2024, outstanding director’s remuneration was $295,900. The director’s remuneration payable to Mr. Cheung Chi Ping was fully settled during the nine months ended September 2025.

Note 9 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the nine months ended September 30, 2025 and 2024 are disclosed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Over time:
Golf operations – annual subscription green fees	74,172	80,788	$219,390	$231,168

Point in time:
Golf operations – one-time green fees	151,636	214,254	1,451,226	1,743,483
Sales of food and beverage	91,359	107,707	464,749	499,792
Sales of merchandise	11,320	15,627	76,728	91,451
Ancillary revenue	8,391	18,523	55,388	73,177
	262,706	356,111	2,048,091	2,407,903

	336,878	436,899	$2,267,481	$2,639,071

Note 10 – Stock-Based Compensation

Stock options

During the nine months ended September 30, 2025, the Company launched the 2025 Equity Incentive Plan (“2025 Plan”) with an expiry date of ten years which provides for the granting of stock options to the Company’s employees, officers, directors and consultants to purchase shares of the Company’s common stock in order to attract and retain qualified personnel, directors and consultants and align their interests with those of the Company’s shareholders. The Board of Directors of the Company approved the 2025 Plan on July 29, 2025 and August 13, 2025, respectively. Pursuant to the 2025 Plan, the Company cannot issue a total stock options exceed 1,500,000. Each stock option can be converted to one share of common stock.

A total of 1,420,000 stock options were granted to the directors of the Company, of which 750,000 stock options at an exercise price of $1 and 670,000 stock options at an exercise price of $1.25, for an exercisable period of ten years from the date of grant. A total of 80,000 stock options were granted to the employees and consultants of the Company at an exercise price of $1.25 for an exercisable period of ten years from the date of grant. All of the stock options shall vest at the date of grant.

The following table summarizes the Company’s activity with respect to its stock options under the 2025 Plan for the nine months ended September 30, 2025:

	Shares	Weighted average exercise price
Outstanding at January 1, 2025	-	-
Granted	1,500,000	1.125
Vested	(1,500,000)	1.125
Outstanding as of September 30, 2025	-	-

Exercisable as of September 30, 2025	1,500,000	1.125

The fair value of options is estimated on the date of grant using the Binomial Option Pricing Model using the assumptions noted in the table below. The fair value assessment is based on the valuation performed by an independent third-party valuer. The fair value of stock options at the grant date was fully charged to the unaudited condensed consolidated statements of operations under salaries and benefits at the date of grant.

Risk-free rate	4.15%
Expected life	10 years
Expected dividend yield	0.00%
Expected volatility	48.83%
Expected exercise multiple	2.2 to 2.8

Share-based compensation of $1,841,632 and $1,841,632 was recognized during the three months and nine months ended September 30, 2025, respectively.

Note 11 – Shareholders’ Equity

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

On January 17, 2024, 5,000,000 shares of Series A Preferred Stock was issued to Ace Champion, 4,000,000 shares of Series A Preferred Stock was issued to Chrome Fields Asset Management LLC, wholly-owned by Mr. Cheung Chi Ping and 1,000,000 shares of Series A Preferred Stock was issued to Trendy View, at an aggregate cash consideration of $10,000. As a result, as of September 30, 2025 and December 31, 2024, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the unaudited condensed consolidated financial statements as discussed in Note 1.

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

On September 16, 2025, the Company issued 728,988 shares of common stock at par value $0.001 to American Ventures LLC.

As a result, as of September 30, 2025 and December 31, 2024, 14,608,988 and 10,880,000 shares of common stock are issued and outstanding, respectively.

Warrants

On July 23, 2025, the Company has entered into definitive securities purchase agreements with accredited and institutional investors for the issuance and sale of units consisting of common stock (each a share of “Common Stock”) (or pre-funded warrants (“Pre-funded Warrants”) to purchase in lieu thereof) together with common A warrants and common B warrants (each of the common A and common B warrants a “Common Warrant”) to purchase the same number of shares of common stock (or Pre-funded Warrants) of the Company at a price of $0.87 per unit, on a brokered private placement basis, for aggregate gross proceeds of approximately $26 million, and the costs directly attributable to the offering was approximately $2.48 million (the “Private Placement”).

On July 25, 2025 the Company issued 29,885,057 common A warrants, each to acquire a share of common stock, and 29,885,057 common B warrants, each to acquire a share of common stock in connection with the Private Placement. Each common A warrant has an exercise price of $1.00 per share, and each common B warrant has an exercise price of $1.25 per share. Each common warrant will be immediately exercisable and will have a term of exercise equal to five years from the initial exercise date.

In connection with the Private Placement, the Company also issued 29,156,069 Pre-funded Warrants, each exercisable for one share of common stock. Each Pre-funded Warrant has a remaining exercise price of $0.0001 per share, is exercisable immediately upon payment of any outstanding exercise price, and may be exercised at any time until fully exercised.

Moreover, in connection with the Private Placement, the Company entered into a placement agent agreement with the placing agents, who agreed to use reasonable best efforts to facilitate the Private Placement. The compensation to the placing agents includes (i) a cash consideration of $2,080,000 and (ii) warrants to purchase up to 2,390,804 shares of common stock of the Company, representing 8% of the shares of our common stock and Pre-funded Warrants sold in the Private Placement. Each placing agent warrant is exercisable for one share of common stock at an exercise price of $1.00 per share, has a term of five years from the date of issuance, and is subject to customary transfer restrictions.

As of September 30, 2025, none of the Pre-funded Warrants, common A warrants, common B warrants and placement agent warrants were exercised. The Company accounts for warrants as equity-classified instruments and recorded as a component of additional paid-in capital at the time of issuance and net of the placing agent fee.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the nine months ended September 30, 2025 and 2024 are as follows:

Taxation in the statements of operations represents:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax provision for the period:
Current	$-	$-	$-	$-
Deferred
● Federal statutory tax
- Deferred tax assets
- utilization of NOLs brought forward	-	-	-	13,747
- overprovision of for the first half/recognition of DTA	(94,528)	(82,884)	(19,419)	-
- Deferred tax liabilities
- (reversal) recognition for the period	(916)	26,059	(4,062)	38,657
	(95,444)	(56,825)	(23,481)	52,404
● State of Florida tax
- Deferred tax assets
- utilization of NOLs brought forward	-	-		7,171
- overprovision of DTA for the first half//recognition of DTA	(25,025)	(20,508)	(5,075)	-
- Deferred tax liabilities
- recognition (reversal) for the period	27	5,625	(1,075)	6,554
	(24,998)	(14,883)	(6,150)	13,725

Total income tax (benefits) expenses	(120,442)	(71,708)	$(29,631)	$66,129

A reconciliation of the effective income tax rates reflected in the accompanying unaudited condensed consolidated statements of operations to the federal statutory rate of 21% for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effect of state of Florida tax	1.0%	5.0%	0.2%	11.4%
Effect of state of Nevada tax*	(17.4)%	0.0%	(20.0)%	22.3%
Effect of British Virgin Islands tax	0.0%	0.0%	0.0%	0.0%
Permanent difference	0.0%	0.0%	(0.1)%	0.0%
Effective tax rate	4.6%	26.0%	1.1%	54.7%

*	Effect of state of Nevada tax represented the audit fee expenses in relation to IPO and operating costs incurred by the Company which is incorporated in the state of Nevada which is not subject to state income tax.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the period/year	$48,132	$40,173
(Reversal) recognized during the period/year	(4,062)	7,959
End of the period/year	44,070	48,132
State of Florida tax:
Beginning of the period/year	11,982	7,983
(Reversal) recognized during the period/year	(1,075)	3,999
End of the period/year	10,907	11,982
Deferred tax liabilities	$54,977	$60,114

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the period/year	$186,759	$195,391
Recognized during the period/year	19,419	-
Utilized during the period/year	-	(8,632)
End of the period/year	206,178	186,759

State of Florida tax:
Beginning of the period/year	$40,393	40,739
Recognized during the period/year	5,075	-
Utilized during the period/year	-	(346)
End of the period/year	45,468	40,393

Less: valuation allowance	-	-
Deferred tax assets, net	$251,646	$227,152

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of September 30, 2025, the Company had $949,608 of NOLs which can be carried forward indefinitely.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of September 30, 2025 and December 31, 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of September 30, 2025 and December 31, 2024, the Company owed 69% and 84% of accounts payable to a key supplier, respectively.

For the nine months ended September 30, 2025 and 2024, one vendor accounted for 15% and 32% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the nine months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025 and 2024, one vendor accounted for 8% and 36% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended September 30, 2025 and 2024, respectively.

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

Note 14 – Commitments and Contingencies

Lease Commitments

We entered into operating leases for golf carts and golf equipment for terms of four to five years. Our commitments for minimum lease payment under these operating leases as of September 30, 2025 are listed in section “Note 7 — “Leases”.

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

Note 15 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2025 up through November 14, 2025, which is the date that these unaudited condensed consolidated financial statements are available to be issued, there were no other any material subsequent events that require disclosure in these unaudited condensed consolidated financial statements other than those disclosed below which has no effect on the unaudited condensed consolidated financial statements.

On September 29 and October 1, 2025, a holder of Pre-Funded Warrants submitted a notice to exercise of 225,000 and 200,000 Pre-Funded Warrants to convert to equivalent number of common stocks at a cash consideration of $0.0001 per share of common stock and the conversion was completed on October 1 and October 3, 2025, respectively.

On October 2 and October 23, 2025, certain employees and consultants of the Company exercised a total of 34,527 stock options to convert to equivalent number of common stocks of the Company under the 2025 Plan.

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

We believe attracting and retaining customers while increasing customer engagement and loyalty by providing what we believe to be a high quality golfing experience will drive our revenue. Drivers of our revenue growth will require further steps to maintain and build on quality experiences at our golf country clubs. To achieve the foregoing, we intend to focus on:

●	Leverage on the newly renovated facilities to attract new and existing customers especially weddings and events at Kissimmee Bay Golf Club and more younger golfers at Remington Golf Club;

●	Engage new and existing regional customers through social media marketing as well as other marketing efforts; and

●	Expanding our portfolio through potential regional country club acquisitions.

Key Factors Affecting our Results of Operations

a.	Seasonality and weather

Our businesses are subject to seasonality and typically the first quarter of each year is our busiest season of the year. Then, even during our busy season, our business activities are affected by weather conditions. In 2025, we experienced more than average rainy days during the first three months ended March 31, 2025 causing our revenue to be under pressure.

b.	Cost of maintenance due to inflation

The DTE Agreement was renewed in 2022 and the renewed contractual price has been fully reflected in Q1 2025, the higher contractual price is a reflection of the inflationary environment that subsequently impacted the labor, fertilizer and chemical markets. The maintenance cost and contract with DTE was further renewed in November 2025 and the contractual price has been increased by approximately 10% starting from November 2025.

c.	Renovation and upgrading of our golf courses and clubhouses

As disclosed in our prospectus dated February 11, 2025, some of the net proceeds from the initial public offering will be used for renovation and upgrading of our golf courses, clubhouse and facilities. We have completed an extensive renovation both interior and exterior of our clubhouse located at Kissimmee Bay Country Club through careful planning and scheduling, there had been no disruption to daily business operations. However, in case of Remington Golf Club, the golf club had to be temporarily closed for renovation starting from May 17, 2025. The renovation was successfully completed and the golf club has re-opened on October 3, 2025. During the renovation period, we removed all old greens at Remington Golf Club and installed brand new state of the art TifEagle greens. The renovation project had caused an adverse effect on our businesses revenue at Remington Golf Club. The results of operations and the financial impact has been reflected in our results for Q3 as well as the nine months ended September 30, 2025.

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2025, and results of operations and cash flows for the nine months ended September 30, 2025 and 2024. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and related notes included in the Company’s audited consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates

We have identified certain accounting policies that are significant to the preparation of our Group’s financial information. Some of our accounting policies involve subjective assumptions and estimates, as well as complex judgements relating to accounting items. In each case, the determination of these items requires management judgements based on information and financial data that may change in future periods. When reviewing our financial statements, you should consider: (i) our selection of accounting policies; and (ii) the results to changes in conditions and assumptions. We set forth below those accounting policies that we believe are of critical importance to us or involve the most significant estimates and judgements used in the preparation of our Group’s financial statements. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities as at the date of the consolidated financial statements and reported amounts of income and expenses during the reporting periods. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Significant accounting estimates reflected in the consolidated financial statements include allowance for expected credit loss, allowance for deferred tax assets, the impairment assessment of property and equipment, estimated incremental borrowing rate of lease and assumptions used for the valuation of stock-based compensation. Actual results may differ from these estimates.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of September 30, 2025 and December 31, 2024, the Company had no allowance for expected credit losses due to no experiences on default from customers or failure of transfer from credit card center after payment authorization was made by customers and all outstanding accounts receivable as of September 30, 2025 and December 31, 2024 were subsequently settled before this report date.

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of September 30, 2025 and December 31, 2024, no impairment of long-lived assets was recognized.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of September 30, 2025 and December 31, 2024 are accounted for as operating leases.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of September 30, 2025 and December 31, 2024, the Company recorded contract liabilities - deferred revenue of $126,471 and $162,226, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue
Golf operations	$225,808	$295,042	$1,670,616	$1,974,651
Sales of food and beverage	91,359	107,707	464,749	499,792
Sales of merchandise	11,320	15,627	76,728	91,451
Ancillary revenue	8,391	18,523	55,388	73,177
Total revenue	336,878	436,899	2,267,481	2,639,071

Operating costs:
Golf operating costs (exclusive of salaries and benefits and depreciation shown separately below)	334,923	323,530	984,414	1,030,225
Cost of food and beverage sales (exclusive of salaries and benefits and depreciation shown separately below)	27,287	32,722	152,331	146,762
Cost of merchandise sales (exclusive of salaries and benefits and depreciation shown separately below)	5,931	8,233	41,900	42,317
Salaries and benefits	2,139,271	139,420	2,662,211	517,063
Depreciation	55,252	50,353	158,049	150,391
Other general and administration expenses	648,514	162,374	1,216,342	646,711
Total operating costs	3,211,178	716,632	5,215,247	2,533,469

(Loss) income from operations	(2,874,300)	(279,733)	(2,947,766)	105,602

Other income (expense)
Interest expense	-	(5,104)	(4,491)	(21,586)
Other income	228,437	7,517	374,156	36,784
Total other income, net	228,437	2,413	369,665	15,198

(Loss) income before income tax	(2,645,863)	(277,320)	(2,578,101)	120,800

Income tax (benefits) expenses	(120,442)	(71,708)	(29,631)	66,129

Net (Loss) Income	$(2,525,421)	$(205,612)	$(2,548,470)	$54,671

Revenue

Revenue disaggregated by major revenue streams for the three months and nine months ended September 30, 2025 and 2024 are disclosed in the table below:

	For the three months ended				For the nine months ended
	September 30,		Changes		September 30,		Changes
	2025	2024	$	%	2025	2024	$	%
Golf operations
– annual membership dues	74,172	80,788	(6,616)	(8)%	$219,390	231,168	$(11,778)	(5)%
– one-time green fees	151,636	214,254	(62,618)	(29)%	1,451,226	1,743,483	(292,257)	(17)%
Sales of food and beverage	91,359	107,707	(16,348)	(15)%	464,749	499,792	(35,043)	(7)%
Sales of merchandise	11,320	15,627	(4,307)	(28)%	76,728	91,451	(14,723)	(16)%
Ancillary revenue	8,391	18,523	(10,132)	(55)%	55,388	73,177	(17,789)	(24)%
	336,878	436,899	(100,021)	(23)%	$2,267,481	2,639,071	$(371,590)	(14)%

Comparison for the nine months ended September 30, 2025 and 2024

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $371,590 or 14% was mainly due to the decrease in all revenue streams.

Revenue from golf operations decreased by $304,035 or 15% from $1,974,651 for the nine months ended September 30, 2024 to $1,670,616 for the nine months ended September 30, 2025, which was driven by the decrease in one-time green fees from golf operations by $292,257 or 17% and the decrease in annual membership dues from golf operations by $11,778 or 5%.

Revenue from annual membership dues accounted for 10% and 9% of total revenue for the nine months ended September 30, 2025 and 2024. It decreased by $11,778 or 5% mainly due to the decrease in demand from customers who paid annual membership dues for the nine months ended September 30, 2025 because one of our golf courses was closed since May 2025.

One-time green fees from golf operations accounted for 64% and 66% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Decrease in one-time green fees by 17% resulted from the decrease in total number of rounds by 14% from approximately 44,000 rounds during the nine months ended September, 2024 to approximately 38,000 rounds during the nine months ended September 30, 2025 as well as the decrease in average price per round by 5% from $40 per round for the nine months ended September 30, 2024 to $38 per round for the nine months ended September 30, 2025. The decrease in revenue was due to one of our golf courses, Remington Golf Club, was closed for renovation since mid-May in 2025, in which the number of rounds for Remington Golf Club decreased by 32% for the period.

Decrease in revenue from sales of food and beverage by $35,043 or 7% from $499,792 for the nine months ended September 30, 2024 to $464,749 for the nine months ended September 30, 2025, which was contributed by the decrease in quantities sold by 8% from approximately 80,000 for the nine months ended September 30, 2024 to approximately 74,000 for the nine months ended September 30, 2025 and the average unit price remained stable at $6 per unit for the nine months ended September 30, 2025 and 2024. The decrease in quantity sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $14,723 or 16% from $91,451 for the nine months ended September 30, 2024 to $76,728 for the nine months ended September 30, 2025, which was contributed by the decrease in sales of golf balls, men’s and ladies’ wear and gloves by 20% as a result of the decrease in sales to customers playing golf during the nine months ended September 30, 2025.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The decrease by $17,789 or 24% was mainly due to the decrease in demand for rental services for activities and events during the nine months ended September 30, 2025.

Comparison for the three months ended September 30, 2025 and 2024

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $100,021 or 23% was mainly due to the decrease in all revenue streams.

Revenue from golf operations decreased by $69,234 or 23% from $295,042 for the three months ended September 30, 2024 to $225,808 for the three months ended September 30, 2025, which was driven by the decrease in one-time green fees from golf operations by $62,618 or 29% and the decrease in annual membership dues from golf operations by $6,616 or 8%.

Revenue from annual membership dues accounted for 22% and 18% of total revenue for the three months ended September 30, 2025 and 2024. It decreased by $6,616 or 8% mainly due to the decrease in demand from customers who paid annual membership dues for the three months ended September 30, 2025 because one of our golf courses was closed since May 2025.

One-time green fees from golf operations accounted for 45% and 49% of total revenue for the three months ended September 30, 2025 and 2024, respectively. Decrease in one-time green fees by 29% resulted from the decrease in total number of rounds by 25% from approximately 8,000 rounds during the three months ended September 30, 2024 to approximately 6,000 rounds during the three months ended September 30, 2025 and the average price per round remained stable at $26 and $27 per round for the three months ended September 30, 2024 and 2025 respectively. The decrease in revenue was also due to one of our golf courses, Remington Golf Club, was closed for renovation since mid-May in 2025, in which the number of rounds for Remington Golf Club decreased by 100% in the third quarter.

Decrease in revenue from sales of food and beverage by $16,348 or 15% from $107,707 for the three months ended September 30, 2024 to $91,359 for the three months ended September 30, 2025, which was contributed by the decrease in quantities sold by 12% from approximately 17,000 for the three months ended September 30, 2024 to approximately 15,000 for the three months ended September 30, 2025 and the average unit price remained stable at $6 per unit for the three months ended September 30, 2024 and 2025. The decrease in quantity sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $4,307 or 28% from $15,627 for the three months ended September 30, 2024 to $11,320 for the three months ended September 30, 2025, which was contributed by the decrease in sales of golf balls, men’s and ladies’ wear by 39% as a result of the decrease in sales to customers playing golf during the three months ended September 30, 2025.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The decrease by $10,132 or 55% was mainly due to the decrease in demand for rental services for activities and events during the three months ended September 30, 2025.

Operating expenses

Operating expenses consisted of the following:

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2025	2024	Changes	%	2025	2024	Changes	%
Golf operating costs(1)	334,923	323,530	11,393	4%	$984,414	$1,030,225	$(45,811)	(4)%
Cost of food and beverage sales(1)	27,287	32,722	(5,435)	(17)%	152,331	146,762	5,569	4%
Cost of merchandise sales(1)	5,931	8,233	(2,302)	(28)%	41,900	42,317	(417)	(1)%
Salaries and benefits	2,139,271	139,420	1,999,851	1,434%	2,662,211	517,063	2,145,148	415%
Depreciation	55,252	50,353	4,899	10%	158,049	150,391	7,658	5%
Other general and administrative expenses	648,514	162,374	486,140	299%	1,216,342	646,711	569,631	88%
	3,211,178	716,632	2,494,546	348%	$5,215,247	$2,533,469	$2,681,778	106%

(1)	Exclusive of salaries and benefits and depreciation shown separately above.

Comparison for the nine months ended September 30, 2025 and 2024

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased from $2,533,469 for the nine months ended September 30, 2024 to $5,215,247 for the nine months ended September 30, 2025, which was primarily due to the increase in salaries and benefits and other general and administrative expenses and partially offset by the decreases in golf operating costs during the current period with details discussed below.

Golf operating costs consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Decrease in golf operating costs by $45,811 or 4% from $1,030,225 for the nine months ended September 30, 2024 to $984,414 for the nine months ended September 30, 2025 which was attributable to the decrease in golf course maintenance related expenses as a result of decrease in number of rounds by golf players and resulted in reduction in course maintenance and improvements projects carried out by Down-to-Earth prior to the renovation project started.

The increase in cost of food and beverage by $5,569 or 4% from $146,762 for the nine months ended September 30, 2024 to $152,331 for the nine months ended September 30, 2025 was mainly due to higher raw material prices for food and beverages during the period.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Decrease in cost of merchandise sales by $417 was in line with the decrease in revenue from sales of merchandise.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management team, operating team, cashier and administrative personnel. The increase in salaries and benefits by $2,145,148 or 415% was primarily due to the increase in stock-based compensation by $1,841,632 in relation to the grant of stock options, the increase in salaries paid to the Chief Financial Officer by approximately $118,000 and the increase in directors’ fee by approximately $225,000.

Our depreciation mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The depreciation remained stable at $158,049 and $150,391 for the nine months ended September 30, 2025 and 2024, respectively.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $569,631 or 88% from $646,711 for the nine months ended September 30, 2024 to $1,216,342 for the nine months ended September 30, 2025 was mainly attributable to the increase in professional fees by approximately $273,000, rental expenses by approximately $70,000, travelling expenses by approximately $83,000, director’s and officer’s liability insurance by approximately $68,000 and charitable donations by approximately $68,000.

Comparison for the three months ended September 30, 2025 and 2024

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased from $716,632 for the three months ended September 30, 2024 to $3,211,178 for the three months ended September 30, 2025, which was primarily due to the increases in salaries and benefits and other general and administrative expenses during the current period with details discussed below.

Golf operating costs consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating costs by $11,393 or 4% from $323,530 for the three months ended September 30, 2024 to $334,923 for the three months ended September 30, 2025 which was attributable to the increase in landscaping by approximately $14,000 during the period.

The decrease in cost of food and beverage by $5,435 or 17% from $32,722 for the three months ended September 30, 2024 to $27,287 for the three months ended September 30, 2025 was in line with the decrease in sales of food and beverage.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Decrease in cost of merchandise sales by $2,302 was in line with the decrease in revenue from sales of merchandise.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management team, operating team, cashier and administrative personnel. The increase in salaries and benefits by $1,999,851 or 1,434% was primarily due to the increase in stock-based compensation by $1,841,632 in relation to the grant stock options, the increase in salaries paid to the Chief Financial Officer by approximately $28,000 and the increase in the directors’ fee by approximately $155,000.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The depreciation remained stable at $55,252 and $50,353 for the three months ended September 30, 2025 and 2024, respectively.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $486,140 or 299% from $162,374 for the three months ended September 30, 2024 to $648,514 for the three months ended September 30, 2025 was mainly attributable to the increase in professional fees by approximately $253,000, rental expenses by approximately $30,000, travelling expenses by approximately $53,000, director’s and officer’s liability insurance by approximately $46,000 and charitable donations by approximately $68,000.

Comparison for the three and nine months ended September 30, 2025 and 2024

Other income (expense)

Other income (expense) mainly includes interest expenses regarding the bank and other borrowings incurred, bank interest income, dividend from money market accounts and additional service charges from customers who paid by credit cards. The increase in other income (expense) by $354,467 for the nine months ended September 30, 2025 and $226,024 for the three months ended September 30, 2025 was mainly due to the dividend income generated from the cash deposit in money market accounts upon successful listing of common stocks in Nasdaq.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% to the income tax amount recorded for the three and nine months ended September 30, 2025 and 2024.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the NOLs and temporary difference can be utilized.

As of September 30, 2025, the Company had $949,608 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax benefits of $29,631 for the nine months ended September 30, 2025 and income tax expenses of $66,129 for the nine months ended September 30, 2024. The effective tax rate decreased from 54.7% for the nine months ended September 30, 2024 to 1.1% for the nine months ended September 30, 2025, which was mainly due to the overprovision of DTA for the first half. The Company recorded income tax benefits of $120,442 and $71,708 for the three months ended September 30, 2025 and 2024, respectively. The increase in income tax benefits was mainly due to the reversal of deferred tax liabilities for the period.

Please refer to Note 12 – Income Tax to the Unaudited Condensed Consolidated Financial Statements for more details.

Net (loss) income

Our net loss for the nine months ended September 30, 2025 was $2,548,470 while our net income for the nine months ended September 30, 2024 was $54,671. The decrease in net income by $2,603,141 or 4,761% was mainly due to the decrease in our revenue, the increase in our operating costs and the increase in our other expenses during the nine months ended September 30, 2025.

Our net loss for the three months ended September 30, 2025 and 2024, was $2,525,421 and $205,612, respectively. The increase in net loss by $2,319,809 or 1,128% was mainly due to the decrease in our revenue, the increase in our operating costs and the increase in our other expenses during the three months ended September 30, 2025.

Liquidity and Capital Resources

The following table sets forth a breakdown of our current assets and current liabilities as of dates indicated:

Working Capital

The following table summarizes our cash and working capital as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024	Changes	%
Current assets
Cash and cash equivalents	$29,408,326	$457,142	$28,951,184	6,334%
Accounts receivable – net	23,687	20,778	2,909	14%
Short-term investment	-	6,778	(6,778)	(100)%
Inventories, net	36,014	55,817	(19,803)	(35)%
Deferred offering costs	-	582,679	(582,679)	(100)%
Prepaid expenses	424,382	-	424,382	100%
Other current assets	75,573	2,078	73,495	3,537%
Total currents assets	$29,967,982	$1,125,272	$28,842,710	2,563%

Current liabilities
Accounts payable and accrued liabilities	$517,286	$420,005	$97,281	23%
Contract liabilities – deferred revenue	126,471	162,226	(35,755)	(22)%
Bank and other borrowings – current	-	94,007	(94,007)	(100)%
Operating lease liabilities – current	200,768	195,115	5,653	3%
Due to related parties	-	2,532,160	(2,532,160)	(100)%
Total current liabilities	$844,525	$3,403,513	$(2,558,988)	(75)%

Working Capital Assets (Deficiency)	$29,123,457	$(2,278,241)	$31,401,698	(1,378)%

Accounts receivable – net

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

Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of income. The deferred offering costs was offset against the equity upon the listing during the current period which resulted in nil balance as of September 30, 2025.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the non-refundable consultancy service of $450,000; (ii) the non-refundable prepaid annual listing fee to Nasdaq of $64,166; (iii) the refundable director’s and officer’s liability insurance premium of $191,019; (iv) the non-refundable run-off director’s and officer’s liability insurance premium of $227,250; (v) other refundable prepaid expenses of $82,549 which was classified as current portion.

Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the nine months ended September 30, 2025, $81,250 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $218,750.

Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing and prepaid obligation insurance for directors and officers starting from February 12, 2025 and July 25, 2025, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $153,993 in aggregate was recognized as current portion of prepaid expenses.

Regarding the prepaid obligation run-off insurance for directors and officers starting from July 25, 2025, the service contract has six years term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance was recognized as prepaid expenses with current portion of $37,840 and non-current portion of $182,360.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Increase in accounts payable and accrued liabilities balance by $97,281 or 23% from $420,005 as of December 31, 2024 to $517,286 as of September 30, 2025 was mainly due to the increase in other payable by approximately $100,000 for the greens renovation in Remington Golf Club.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by the customers. The decrease in this balance by $35,755 or 22% was mainly due to revenue recognized during the nine months ended September 30, 2025 outweighed the annual membership dues being received in advance.

Bank and Other Borrowings

The Company borrowed loans from various financial institutions for working capital purpose. The decrease in bank and other borrowings was mainly due to full settlement of all bank and other borrowing during the nine months ended September 30, 2025 upon listing in February 2025.

Operating lease liabilities

The operating leases liabilities represented the leases for golf cars and golf equipment for terms of four to five years. The operating leases – current remained stable at $200,768 and $195,115 as of September 30, 2025 and December 31, 2024, respectively.

Amounts due to related parties

Amounts due to related parties consist of the following:

Name	Relationship	Nature	September 30, 2025	December 31, 2024
Mr. Cheung Ching Ping	Shareholder and Director of the Company	Interest-free listing expense loans(1)	$-	$1,021,617
Mr. Cheung Ching Ping	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	-	$607,272
Mr. Cheung Ching Ping	Shareholder and Director of the Company	Director’s remuneration (3)	-	-
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	-	485,917
Mr. Cheung Chi Ping	Shareholder and Director of the Company	Director’s remunerations(4)	-	295,900
Mr. Cheung Yick Chung	Shareholder of the Company	Interest-free shareholder’s loans(2)	-	121,454
			$-	$2,532,160

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617. The loan was fully settled during the nine months ended September 30, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the nine months ended September 30, 2025 upon listing.

(3)	For the nine months ended September 30, 2025, the Company charged $70,000 as director’s remuneration to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The director’s remuneration payable to Mr. Cheung Ching Ping was fully settled during the nine months ended September 30, 2025.

(4)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the nine months ended September 30, 2025 and 2024, the Company charged $77,500 and $40,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2024, outstanding director’s remuneration was $295,900. The director’s remuneration payable to Mr. Cheung Chi Ping was fully settled during the nine months ended September 2025.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	For the nine months ended
	September 30,
	2025	2024	Changes
Cash (used in) provided by Operating Activities	$(1,498,549)	$145,601	$(1,644,150)
Cash used in Investing Activities	$(840,274)	$(126,680)	$(713,594)
Cash provided by (used in) Financing Activities	$31,290,007	$(163,054)	$31,453,061
Net change in cash and cash equivalents	$28,951,184	$(144,133)	$29,095,317

Cash Flow from Operating Activities

During the nine months ended September 30, 2025, our net cash used in operating activities was approximately $1,498,549, primarily arising from net loss of $2,548,470, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $158,049 and stock-based compensation of $1,841,632. Changes in operating assets and liabilities mainly include (i) an increase in prepaid expenses of $825,492 due to the prepaid consultancy fee, prepaid annual listing fee to Nasdaq and prepaid director’s and officer’s liability insurance premium during the current period as mentioned above; (ii) an increase in other current assets of $73,495; and (iii) a decrease in contract liabilities of $33,755 due to revenue recognized in the current period in relation to contract liabilities outweighed the annual membership dues being received in advance during the period.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, cash flows used in investing activities were for the purchase of property and equipment and advances for property of $622,350 and $224,702, respectively. The purchase and payment for acquisition of property and equipment was due to payments for the renovation and upgrading of our golf courses, clubhouse and facilities, greens renovation and roof replacement.

During the nine months ended September 30, 2024, cash flows used in investing activities were for the purchase of property and equipment of $126,680, it is mainly due to the payment for the pump station.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities was the result of net proceeds from issue of common stocks of $10,654,093, net proceeds from pre-funded warrants of $23,520,000 and partially offset by net repayments of related party loans of $2,520,528, repayments of bank and other borrowings of $192,378 and payment of deferred offering costs of $171,180 during the period right before the successful listing.

During the nine months ended September 30, 2024, cash used in financing activities was the result of payment for deferred offering costs of $321,876 and repayments of bank and other borrowings of $566,091 and partially offset by net proceeds from related party loans of $724,913.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Capital Expenditures

We incurred capital expenditures of $847,052 and $126,680 for the nine months ended September 30, 2025 and 2024, respectively, which mainly related to the renovation and upgrading of our golf courses, clubhouse and facilities, greens renovation, roof renovation and purchase of pump station, respectively.

Contractual Obligations

Lease Agreements

The Company has six leases classified as right of use operating leases for golf cars and golf equipment.

Future minimum lease payments under operating leases as of September 30, 2025 were as follows:

Year ending December 31,	Total
2025 (excluding nine months ended September 30, 2025)	$59,320
2026	215,645
2027	177,400
2028	177,400
2029	123,440
2030	8,985
$762,190
Less imputed interest	(63,380)
Operating lease liabilities	$693,810

Future minimum lease payments under operating leases as of December 31, 2024 were as follows:

Year ending December 31,	Total
2025	$228,430
2026	200,125
2027	161,880
2028	161,880
2029	107,920
$860,235
Less imputed interest	(84,689)
Operating lease liabilities	$775,546

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

On July 23, 2025, the Company has entered into definitive securities purchase agreements with accredited and institutional investors for the issuance and sale of units consisting of common stock (each a share of “Common Stock”) (or pre-funded warrants (“Pre-funded Warrants”) to purchase in lieu thereof) together with common A warrants and common B warrants (each of the common A and common B warrants a “Common Warrant”) to purchase the same number of shares of common stock (or Pre-funded Warrants) of the Company at a price of $0.87 per unit, on a brokered private placement basis, for aggregate net proceeds of approximately $23.52 million, after deducting fees and offering expenses.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of September 30, 2025 and December 31, 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of September 30, 2025 and December 31, 2024, the Company owed 69% and 84% of accounts payable to a key supplier, respectively.

For the nine months ended September 30, 2025 and 2024, one vendor accounted for 15% and 32% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the nine months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025 and 2024, one vendor accounted for 8% and 36% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended September 30, 2025 and 2024, respectively.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: November 14, 2025

AUREUS GREENWAY HOLDINGS INC.

	By:	/s/ ChiPing Cheung
ChiPing Cheung
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Sam Wai Sing Lui
Sam Wai Sing Lui
Chief Financial Officer
(Principal Financial and Accounting Officer)

