Form 10-K
period 2025-12-31
Aureus Greenway Holdings Inc
filed 2026-03-31
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of December 31, 2025, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the common stock outstanding held by non-affiliates of the registrant, computed by reference to the closing sales price for the common stock of $3.15, as reported on the Nasdaq Capital Market, was approximately $26.7 million.

As of March 31, 2026 there were 20,254,682 of the registrant’s shares of common stock issued and outstanding.

AUREUS GREENWAY HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2025

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

“Kissimmee Bay” refers to Kissimmee Bay Country Club in Florida and which is owned by FSC I;

“Mr. C. P. Cheung” refers to Mr. ChiPing Cheung, our former executive director, Chief Executive Officer and the brother of Mr. S. Cheung and the son of Mr. Y. C. Cheung and Ms. C. Lee;

“Mr. S. Cheung” refers to Mr. Stephen Ching Ping Cheung, our former designated executive director, Executive Chairman and the brother of Mr. C. P. Cheung and the son of Mr. Y. C. Cheung and Ms. C. Lee;

“Mr. Y. C. Cheung” refers to Mr. Yick Chung Cheung, the father of Mr. C. P. Cheung and Mr. S. Cheung;

“Ms. C. Lee” refers to Ms. Chan Lee, the mother of Mr. C. P. Cheung and Mr. S. Cheung;

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

The Kissimmee Bay Country Club

The Kissimmee Bay Country Club (“Kissimmee Bay”), located south of Orlando, Florida, was designed by Clifton, Ezell & Clifton and hosts a par 71 18-hole course with five colored sets of tee boxes with increasing difficulty designated by color with a total yardage of 6,830, lined with oak trees that we believe date back a hundred years that blend with classic palm trees to anchor and frame the vistas across Kissimmee Bay. In 2017, we upgraded Kissimmee Bay’s greens with highly manicured “champion G12” grass, a new cultivar of champion ultradwarf Bermuda grass which now line the greens on Kissimmee Bay’s course. To that end, due to the course’s acclaimed beauty and value, in 2023 Kissimmee Bay was appropriately recognized and named by Golf Digest magazine as one of “Best Courses in Orlando under $100.”1

While open to the public daily, Kissimmee Bay is also intertwined with the local community through our membership in the Association and maintains 100 members as of December 31, 2025. It is specifically located in a neighborhood in Kissimmee, Florida near the intersection of Irlo Bronson Hwy (US192) and the Florida Turnpike. This golf-course opened for play in 1990 and is situated approximately fifteen minutes’ drive from Orlando International Airport and just west of East Lake Tohopekaliga. For the twelve months ended 2025, 51,000 rounds of golf were played.

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

Remington Golf Club is specifically located in Kissimmee Florida near the intersection of Irlo Bronson Hwy (US192) and the Florida Turnpike. Remington opened for play in May 1996. Remington is also intertwined with the local community through our membership in the Association and has 30 members as of the date of this Annual Report. Approximately 23,000 rounds of golf were played at Remington for the twelve months ended December 31, 2025.

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

Both of our golf-courses are conveniently located just south of Orlando, Florida and both Remington and Kissimmee Bay are an approximate 23-minute drive to popular attractions such as Walt Disney World Resort. Similarly, both our golf-courses are easily accessible via major highways and in close proximity to Orlando International Airport. According to Frost & Sullivan Limited, whom we commissioned in December 2023 to produce a report which covers and analyzes the golf club industry for a period of 2018-2022, Orlando, Florida is one of the most visited cities in the world for leisure travelers with domestic and international visitors combined rising from 111.8 million in 2018 to 137.4 million in 2022. Further, both our golf-courses are open for play to the general public provided, however, Kissimmee Bay and Remington maintain club memberships in order to provide exclusive benefits to those members, including but not limited to, reduced green and food and beverage fees. For the fiscal year ended December 31, 2025, Kissimmee Bay accounted for 61% of our total club revenue and business, Remington accounted for 39% of our total club revenue and business. In 2025, we have completed our renovation projects for Kissimmee Bay and Remington including the installation of 19 new TiffEagle greens at Remington Golf Club and extensive renovations to the interior and exterior of the clubhouse at Kissimmee Bay Country Club.

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

Golf Recreation

Green Fees. For the years ended December 31, 2025 and 2024, we generated approximately 64% and 65% of our gross revenue from collecting daily green fees which each golfer is charged for every round of eighteen holes that golfer plays, respectively. Green fee rates differ by the day of the week, time of day, or season. In both Kissimmee Bay and Remington, our club golf cart rentals are included with green fees which we believe allow our customers to traverse each round with ease and keep traffic flowing throughout our golf clubs. We also feature practice putting greens at both clubs in order for our customers to practice their short distance golf-games. Short-game is where golf-players practice finesse-related skills due to the need for accuracy over short distances. Practice greens, also called putting greens are included with green fees and are popular amongst those customers warming up before a round of golf. For the fiscal years ended December 31, 2025 and 2024, our green fees revenue decreased from $2,443,178 to $2,174,376, respectively representing a year over year decrease of approximately 11%.

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

We believe we have a great relationship with all of our members and in turn our members provide stable recurring revenue throughout the year. As of the date of this Annual Report, Kissimmee Bay and Remington had approximately 100 memberships in total. For the years ended December 31, 2025 and 2024, membership dues totaled $290,177 and $303,541, respectively each of which represented approximately 10% and 9% of our total revenues.

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

For the fiscal years ended December 31, 2025 and 2024, food and beverage revenue decreased from $648,738 to $614,997 or 5%, which accounts for approximate 21% and 20% of our total revenue, respectively.

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

Our structured green fees for the end of the shoulder season during early to mid-January 2025* was as follows:

Golf-Club	Weekday
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$74.95	$39.95	$29.95	$24.95
Remington	$64.95	$39.95	$29.95	$24.95

Golf-Club	Weekend
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$74.95	$39.95	$29.95	$24.95
Remington	$64.95	$39.95	$29.95	$24.95

Our structured green fees for the peak season during mid-January through April 2025* was as follows:

Golf-Club	Weekday
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$74.95	$59.95	$34.95	$24.95
Remington	$64.95	$49.95	$34.95	$24.95

Golf-Club	Weekend
	Morning	Prime Afternoon	Twilight	Late Afternoon
Kissimmee Bay	$74.95	$59.95	$34.95	$24.95
Remington	$64.95	$49.95	$34.95	$24.95

*	Rates are subject to change due to market conditions and competitor rates during each period stated above.

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

The following table sets forth the breakdown of our employees by function as of the date of this Annual Report:

Functional Area	Number of Employees(1)
Pro Shop	7
Golf Operations	26
Food and Beverage	14
Total	47

(1)	This figure does not include our approximately thirteen independently contracted employees of SSS Down to Earth Opco, LLC, as of the date of this Annual Report.

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

Number	Issue Date	Expiration Date	Registration Agency	Domain Name	Owner
1	10/23/2023	10/23/2026	GoDaddy Operating Company, LLC.	aureusgreenway.com	Aureus Greenway
2	8/10/2022	8/10/2027	GoDaddy Operating Company, LLC.	golf-kissimmee.com	Aureus Greenway
3	4/22/2021	4/22/2026	GoDaddy Operating Company, LLC.	golfkissimmeebay.com	Aureus Greenway
4	4/22/2021	4/22/2026	GoDaddy Operating Company, LLC.	golfremington.com	Aureus Greenway
5	1/29/2023	1/29/2026	GoDaddy Operating Company, LLC.	kissimmee-golf.com	Aureus Greenway
6	11/5/2015	11/6/2026	GoDaddy Operating Company, LLC.	kissimmeebay.golf	Aureus Greenway
7	9/3/2009	9/3/2026	GoDaddy Operating Company, LLC.	playgolfinkissimmee.com	Aureus Greenway
8	4/28/2017	4/29/2026	GoDaddy Operating Company, LLC.	playgolfinremington.com	Aureus Greenway
9	2/3/2018	2/4/2027	GoDaddy Operating Company, LLC.	playgolfremington.com	Aureus Greenway
10	11/5/2015	11/6/2026	GoDaddy Operating Company, LLC.	Remington.golf	Aureus Greenway

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

On February 12, 2025 our Common Stock began trading on the Nasdaq Capital Markets under the ticker symbol “AGH”. Prior to that time, there was no public trading market for our Common Stock. AGH”. We had 15,268,515 shares of Common Stock issued and outstanding as of December 31, 2025.

Holders of Capital Stock

As of December 31, 2025, we had 17 registered holders of our Common Stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. The actual number of holders of our Common Stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

As of December 31, 2025, we had 1 registered holder of our Class A Preferred Stock. There is no established public trading market for our Class A Preferred Stock.

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

Equity Compensation Plan Information

2025 Equity Incentive Plan

On August 13, 2025, a majority of stockholders of the Company approved by written consent in lieu of a meeting the adoption of the 2025 Equity Incentive Plan (“2025 Plan”). The total shares of Common Stock authorized for issuance during the term of the 2025 Plan is 1,500,000 shares of the Company’s authorized shares of Common Stock. As of the date of this Annual Report, all option awards were granted under the 2025 Plan and vested fully upon grant, and the Company has issued 34,527 shares of Common Stock under the 2025 Plan.

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

We believe attracting and retaining customers while increasing customer engagement and loyalty by providing what we believe to be a high quality golfing experience will drive our revenue. Drivers of our revenue growth will require continued efforts in maintaining and improving upon the quality of our customers’ experiences at our golf country clubs. To that end, we have successfully completed the following major renovations during Q3 of 2025:

●	Installing 19 brand new TiffEagle greens at Remington Golf Club;
●	Extensively renovated the interior and exterior of the Clubhouse at Kissimmee Bay Country Club

In addition, we will continue to review and seek to expand our portfolio through regional country club acquisitions.

Key Factors Affecting our Results of Operations

a.	Seasonality and weather

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

The DTE Agreement was renewed in 2022 and the renewed contractual price has been fully reflected in Q1 2025. The higher contractual price is a reflection of the inflationary environment that has subsequently impacted the labor, fertilizer and chemical markets. The maintenance cost and contract with DTE was further renewed in November 2025 and the contractual price has been increased by approximately 10% starting from November 2025.

c.	Renovation and upgrading of our golf courses and clubhouses

As disclosed in our prospectus dated February 11, 2025, some of the net proceeds from the initial public offering will be used for renovation and upgrading of our golf courses, clubhouse and facilities. Through careful planning and scheduling, we completed an extensive interior and exterior renovation of our clubhouse located at Kissimmee Bay Country Club with no disruption to daily business operations. However, in case of Remington Golf Club, the golf club had to be temporarily closed for renovation starting from May 17, 2025. The renovation was successfully completed, and the golf club was re-opened on October 3, 2025. During the renovation period, we removed all old greens at Remington Golf Club and installed new TifEagle greens. The renovation project had an adverse effect on our businesses revenue at Remington Golf Club. The results of operations and the financial impact has been reflected in our results for the year ended December 31, 2025.

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

Critical Accounting Policies, Judgments and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles of the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting year.

The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for expected credit loss, allowance for deferred tax assets, the impairment assessment of property and equipment, estimated incremental borrowing rate of lease and the valuation of stock-based compensation. Actual results could differ from those estimates.

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policy and practice is revenue recognition, property and equipment, stock-based compensation and income tax. For the details of the accounting policies of these critical accounting policies, please refer to Note 2 to the consolidated financial statements.

Results of Operations

	For the Years Ended December 31,
	2025	2024
Revenue
Golf operations	2,174,376	2,443,178
Sales of food and beverage	614,997	648,738
Sales of merchandise	105,380	115,262
Ancillary revenue	69,624	91,183
Total revenue	2,964,377	3,298,361

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	1,413,436	1,367,958
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	204,653	186,602
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	57,124	54,876
Salaries and benefits	3,300,897	724,157
Depreciation	220,500	201,113
Legal and professional fees	733,397	300,281
Other general and administration expenses	1,440,569	645,406
Total operating costs	7,370,576	3,480,393

Loss from operations	(4,406,199)	(182,032)

Other income (expense)
Interest expense	(4,491)	(25,550)
Other income	642,248	44,818
Total other income, net	637,757	19,268

Loss before income tax	(3,768,442)	(162,764)

Income tax (benefits) expenses	(91,412)	20,936

Net Loss	(3,677,030)	(183,700)

Revenue

Revenues disaggregated by major revenue streams for years ended December 31, 2025 and 2024 are disclosed in the table below:

	For the Years Ended		2025 vs 2024
	December 31,		Changes
	2025	2024	$	%
Golf operations
– annual membership dues	$290,177	$303,542	$(13,365)	(4)%
– one-time green fees	1,884,199	2,139,636	(255,437)	(12)%
Sales of food and beverage	614,997	648,738	(33,741)	(5)%
Sales of merchandise	105,380	115,262	(9,882)	(9)%
Ancillary revenue	69,624	91,183	(21,559)	(24)%
	$2,964,377	$3,298,361	$(333,984)	(10)%

Our revenue is mainly comprised of golf operations, sales of food and beverage and sales of merchandise. Overall decrease in revenue period over period by $333,984 or 10% was mainly due to the decrease in all revenue stream.

Revenue from golf operations decreased by $268,802 or 11% from $2,443,178 for the year ended December 31, 2024 to $2,174,376 for the year ended December 31, 2025, which was mainly driven by the decrease in one-time green fees from golf operations by $255,437 or 12% and the decrease in annual membership dues by $13,365 or 4%.

Revenue from annual membership dues accounted for 10% and 9% of total revenue for the years ended December 31, 2025 and 2024, respectively. It decreased by $13,365 or 4% mainly due to the lower demand for annual memberships, a direct result of one of our golf courses being closed for renovation from May 17, 2025 to October 2, 2025.

One-time green fees from golf operations accounted for 64% and 65% of total revenue for the years ended December 31, 2025 and 2024 respectively. Decrease in one-time greens fees by 12% resulted from the decrease in total number of rounds by approximately 9% from approximately 56,000 rounds during the year ended December 31, 2024 to approximately 51,000 rounds during the year ended December 31, 2025 and the decrease in average price per round by approximately 3% from $38 per round for the year ended December 31, 2024 to $37 per round for the year ended December 31, 2025. The decrease in revenue was due to one of our golf courses, Remington Golf Club, was closed for renovation during the period as mentioned above.

Decrease in revenue from sales of food and beverage by $33,741 or 5% from $648,738 for the year ended December 31, 2024 to $614,997 for the year ended December 31, 2025 was contributed by a decrease in quantities sold by 5% from approximately 103,000 for the year ended December 31, 2024 to approximately 98,000 for the year ended December 31, 2025 while the average unit price remained stable at $6 per unit for both years. The decrease in quantities sold was in line with decrease in golf operations.

Decrease in revenue from sales of merchandise by $9,882 or 9% from $115,262 for the year ended December 31, 2024 to $105,380 for the year ended December 31, 2025 was contributed by a decrease in sales of golf balls, men’s and ladies’ wear and gloves by 12% as a result of the decrease in customers playing golf during the year ended December 31, 2025.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The decrease by $21,559 or 24% was mainly due to the decrease in demand for rental services for activities and events during the year ended December 31, 2025.

Operating expenses

Operating expenses consisted of the following:

	For the Years Ended December 31,		2025 vs 2024 Changes
	2025	2024	$	%
Golf operating costs(1)	$1,413,436	$1,367,958	$45,478	3%
Cost of food and beverage sales(1)	204,653	186,602	18,051	10%
Cost of merchandise sales(1)	57,124	54,876	2,248	4%
Salaries and benefits	3,300,897	724,157	2,576,740	356%
Depreciation	220,500	201,113	19,387	10%
Legal and professional fees	733,397	300,281	433,116	144%
Other general and administrative expenses	1,440,569	645,406	795,163	123%
	$7,370,576	$3,480,393	$3,890,183	112%

(1)	Exclusive of depreciation and salaries and benefits shown separately above.

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased by $3,890,183 or 112% from $3,480,393 for the year ended December 31, 2024 to $7,370,576 for the year ended December 31, 2025, which was primarily due to the increase in salaries and benefits and other general and administrative expenses during the current year with details discussed below.

Golf operating expenses consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating costs by $45,478 or 3% from $1,367,958 for the year ended December 31, 2024 to $1,413,436 for the year ended December 31, 2025 which was attributable to the contractual price for the maintenance contract with Down-to-Earth, which increased as a result of the contract renewal.

The increase in cost of food and beverage sales by $18,051 or 10% from $186,602 for the year ended December 31, 2024 to $204,653 for the year ended December 31, 2025 was mainly due to higher raw material prices for food and beverages during the year.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wear, gloves and headwear. Increase in cost of merchandise sales by $2,248 was due to the increase in purchasing cost of merchandise goods by our suppliers because inflation increases their production and operational costs.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management, operating team, cashier and administrative personnel. The increase in salaries and benefits by $2,576,740 or 356% was primarily due to the increase in stock-based compensation by $1,890,958 in relation to the grant of stock options, the increase in directors’ fee by approximately $456,000 and the increase in salaries paid to the Chief Financial Officer by approximately $140,000.

Our depreciation is mainly derived from depreciation of the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was mainly due to the additions of property and equipment of $1,074,008 during the current year.

The increase in our legal and professional fees by $433,116 or 144% was mainly due to the (i) increase in legal costs by approximately $280,000 resulted from various corporate exercises conducted during the year, such as the grant of stock options and the private placement; and (ii) consultancy service fee of $118,750 was recognized during the year.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machinery and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $795,163 or 123% from $645,406 for the year ended December 31, 2024 to $1,440,569 for the year ended December 31, 2025 was mainly attributable to the increase in legal and consulting fees by approximately $400,000, rental expenses by approximately $100,000, travelling expenses by approximately $204,000, director’s and officer’s liability insurance by approximately $345,000 and charitable donations by approximately $68,000.

Other income (expenses)

Other income (expense) mainly includes interest expenses regarding the bank and other borrowings incurred, bank interest income, dividend from money market accounts and additional service charges from customers who paid by credit cards. The increase in other income (expense) by $618,489 for the year ended December 31, 2025 was mainly due to the dividend income generated from cash deposit in money market accounts following the successful listing of our common stocks on Nasdaq.

Income tax (benefits) expenses

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% to the income tax amount recorded for the years ended December 31, 2025 and 2024.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating losses and temporary difference can be utilized.

As of December 31, 2025, the Company had $1,166,970 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax benefits of $91,412 for the year ended December 31, 2025 and income tax expenses of $20,936 for the year ended December 31, 2024. Please refer to Note 12 – Income Tax to the Consolidated Financial Statements for more details.

Net loss

Our net loss for the year ended December 31, 2025 was $3,677,030 as compared to a net loss of $183,700 for the year ended December 31, 2024. The increase in net loss by $3,493,330 or 1,902% was mainly due to the decrease in our revenue by $333,984 and increase in our operating costs by $3,890,183 and offset by the increase in other income of $618,489 as mentioned above.

Working Capital

The following table summarizes our cash and working capital as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024	Changes	%
Cash and cash equivalents	$28,668,169	$457,142	$28,211,027	6,171%
Accounts receivable – net	44,751	20,778	23,973	115%
Short-term investment	-	6,778	(6,778)	(100)%
Inventories, net	34,415	55,817	(21,402)	(38)%
Deferred offering costs	-	582,679	(582,679)	(100)%
Prepaid expenses	314,602	-	314,602	100%
Other current assets	20,124	2,078	18,046	868%
Total currents assets	$29,082,061	$1,125,272	$27,956,789	2,484%

Accounts payable, other payables and accrued liabilities	$688,927	$420,005	$268,922	64%
Contract liabilities – deferred revenue	145,980	162,226	(16,246)	(10)%
Bank and other borrowings – current	-	94,007	(94,007)	(100)%
Operating lease liabilities – current	242,256	195,115	47,141	24%
Due to related parties	216,598	2,532,160	(2,315,562)	(91)%
Total current liabilities	$1,293,761	$3,403,513	$(2,109,752)	(62)%

Working Capital Assets (Deficiency)	$27,788,300	$(2,278,241)	$30,066,541	1,320%

Accounts receivable

Accounts receivable mainly represent credit cards or cash deposits in transit, amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit loss. Increase in balance was mainly due to the more customers who paid by credit cards near the year end.

Inventories

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears. The Company keeps low inventories since the turnaround time is short.

Deferred offering costs

Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of operations. The deferred offering costs was offset against the equity upon the listing during the current year which resulted in nil balance as of December 31, 2025.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the consultancy service of $331,250; (ii) the prepaid annual listing fee to Nasdaq of $7,384; (iii) the director’s and officer’s liability insurance premium of $73,166; (iv) the membership fee for different golf clubs with current portion of $71,263 and non-current portion of $307,571; and (v) other prepaid expenses of $12,789 which was classified as current portion. These prepaid amounts are recognized as expenses over the respective service periods as the related benefits are received.

On March 17, 2025, the Company entered into a Strategic Services Agreement with Cross Border Capital Limited (“CBCL”), a Hong Kong-based advisory firm, pursuant to which CBCL agreed to provide the Company with business development leads for the acquisition of golf properties in Asia, golf property management contracts, and strategic corporate relationships in China, Japan, South Korea, Taiwan, and Singapore, for a period of 36 months ending March 14, 2028. The total fee under the agreement is $450,000, all of which was paid during fiscal year 2025. The agreement also provides for a success fee equal to 10% of the total contract value or profits of any transaction completed in connection with CBCL’s services. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the year ended December 31, 2025, $118,750 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $181,250.

Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing with gross payment of $64,167 and prepaid obligation insurance for directors and officers starting from July 25, 2025 with gross payment of $129,994, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $80,550 in aggregate was recognized as current portion of prepaid expenses.

Regarding the golf club membership fees, the Company prepaid $322,500, $38,000, and $20,836 for golf clubs located in mainland China, London, and Scotland, respectively, during the year ended 31 December 2025. The membership periods for these clubs are starting from November 20, 2025 to September 30, 2051, one year starting from January 1, 2026, and one year starting from January 1, 2026, respectively. The prepaid membership fees will be amortized according to the term for the membership since the Company expected the usage will be evenly distributed over the time period. Subsequent to year end on March 23, 2026, the board of directors approved the disposal of all three golf club memberships. The Company entered into two separate agreements to dispose (i) one golf club membership with a carrying amount of $319,998 as of December 31, 2025 for a cash consideration of $322,500 (the original acquisition price by the Company) to Mr. Cheung Chi Ping, director of the Company, and (ii) two golf club memberships with an aggregate carrying amount of $58,836 as of December 31, 2025 with a cash consideration of $58,836 (the original acquisition price by the Company) to Mr. Cheung Ching Ping, director of the Company. The disposal prices were based on the original acquisition costs of the memberships, which management believes approximate their fair values. The transactions were approved by the board of directors. All cash consideration of $381,336 was received by March 31, 2026.

Accounts payable, other payables and accrued liabilities

Accounts payable, other payables and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Increase in accounts payable and accrued liabilities balance by $268,922 or 64% from $420,005 as of December 31, 2024 to $688,927 as of December 31, 2025 was mainly due to the increase in accounts payable by $53,176, as costs incurred to vendors exceeded settlements during the year, and an accrued audit fee of $115,000 for the year ended December 31, 2025.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by the customers. The decrease in this balance by $16,246 or 10% was mainly due to revenue recognized during the year ended December 31, 2025 outweighed the annual membership dues being received in advance.

Bank and Other Borrowings

The Company borrowed loans from various financial institutions for working capital purpose. The decrease in bank and other borrowings was mainly due to full settlement of all bank and other borrowing during the year months ended December 31, 2025 upon listing in February 2025.

Operating lease liabilities

The operating leases liabilities represented the leases for golf carts and golf equipment for terms of four to five years. The increase in current operating leases liabilities was mainly due new leases being signed during year ended December 31, 2025.

Amounts due to related parties

Amounts due to related parties consists of the following:

Name	Relationship	Nature	December 31, 2025	December 31, 2024
Mr. Cheung Ching Ping*	Shareholder and Director of the Company	Interest-free listing expense loans(1)	$-	$1,021,617
Mr. Cheung Ching Ping*	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	-	607,272
Mr. Cheung Ching Ping*	Shareholder and Director of the Company	Director’s remuneration(3)	100,000	-
Mr. Cheung Ching Ping*	Shareholder and Director of the Company	Payment operating costs on behalf of the Company	12,789	-
Mr. Cheung Chi Ping**	Shareholder and Director of the Company	Interest-free shareholder’s loans(2)	-	485,917
Mr. Cheung Chi Ping**	Shareholder and Director of the Company	Director’s remunerations(4)	100,000	295,900
Mr. Cheung Chi Ping**	Shareholder and Director of the Company	Repayment of borrowings on behalf of the Company	3,809	-
Mr. Cheung Yick Chung	Shareholder of the Company	Interest-free shareholder’s loans(2)	-	121,454
			$216,598	$2,532,160

*On January 28, 2026, Mr. Cheung Ching Ping resigned as Chairman of the Board and a Director of the Board, effective as of January 29, 2026.

** On January 28, 2026, Mr. Cheung Chi Ping resigned as a Director of the Board, effective as of January 29, 2026.

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617. The loan was fully settled during the year ended December 31, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the year ended December 31, 2025 upon listing.

(3)

For the year ended December 31, 2025, the Company charged $207,500 as director’s remuneration to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Ching Ping of $100,000 was fully settled in January 2026.

(4)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the year ended December 31, 2025 and 2024, the Company charged $215,000 and $110,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2024, outstanding director’s remuneration was $295,900. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Chi Ping of $100,000 was fully settled in January 2026.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024
Cash (used in) provided by Operating Activities	$(2,028,348)	$89,676
Cash used in Investing Activities	(1,067,230)	(133,457)
Cash provided by (used in) Financing Activities	31,306,605	(145,371)
Net change in cash and cash equivalents	$28,211,027	$(189,152)

Cash Flow from Operating Activities

During the year ended December 31, 2025, our net cash used in operating activities was approximately $2,028,348, primarily arising from net loss of $3,677,030, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $220,500, unpaid director’s remuneration of $200,000, stock-based compensation of $1,890,958 and provision for allowance for expected credit losses of $5,277. Changes in operating assets and liabilities mainly include (i) an increase in prepaid expenses of $803,423 due to the prepaid consultancy fee, prepaid annual listing fee to Nasdaq, prepaid membership fee for different golf clubs and prepaid director’s and officer’s liability insurance premium during the current year as mentioned above; (ii) an increase in accounts payable, other payables and accrued liabilities of $268,922 due to increase in accounts payable and accrued audit fee as mentioned above; and (iii) increase in deferred tax assets of $82,095.

During the fiscal year ended December 31, 2024, our net cash provided by operating activities was approximately $89,676, primarily arising from net loss of $183,700, as adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash items mainly consisted of depreciation of $201,113 and unpaid director’s remuneration of $110,000. Changes in operating assets and liabilities mainly include (i) a decrease in accounts receivables of $15,521 due to decrease in customers who paid by credit cards near the year end; (ii) a decrease in accounts payable, other payables and accrued liabilities of $75,925 due to decrease in accounts payable by $121,708 as a result of settlement of payables to vendors outweighed the costs incurred to vendors and offset by the increase in accrued expenses of $65,042 in relation to the audit fee; and (iii) increase in deferred tax liabilities of $11,958 due to increase in the temporary difference derived from the accelerated depreciation of property and equipment.

Cash Flows from Investing Activities

During the year ended December 31, 2025, cash flows used in investing activities were for the purchase of property and equipment of $1,074,008. The purchase and payment for acquisition of property and equipment was due to payments for the renovation and upgrading of our golf courses, clubhouse and facilities, greens renovation and roof replacement.

During the fiscal year ended December 31, 2024, cash flows used in investing activities were mainly for the purchase of property and equipment of $126,679 including pump station and the installation of new air-conditioner system and our investment in money market funds which comprises of United States short-term treasury bills of $6,778.

Cash Flows from Financing Activities

During the year ended December 31, 2025, cash provided by financing activities was the result of net proceeds from issue of common stocks of $10,654,093, net proceeds from pre-funded warrants of $23,520,000 and partially offset by net repayments of related party loans of $2,576,013, repayments of bank and other borrowings of $192,378 and payment of deferred offering costs of $171,180 during the year following the successful listing.

During the fiscal year ended December 31, 2024, cash used in financing activities was the result of deferred offering costs of $329,715 and repayments of bank and other borrowings of $592,937 and partially offset by net proceeds from related party loans of $770,753.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Capital Expenditures

We incurred capital expenditures of $1,074,008 and $126,679 for the years ended December 31, 2025 and 2024, respectively, which mainly related to the renovation and upgrading of our golf courses, clubhouse and facilities, greens renovation, roof renovation and purchase of pump station, respectively.

Contractual Obligations

Lease Agreements

The Company has eight leases classified as right of use operating leases for golf cars and golf equipment.

Future minimum lease payments under operating leases as of December 31, 2025 were as follows:

Year ending December 31,	Total
2026	$285,740
2027	247,495
2028	247,495
2029	193,535
2030	63,250
$1,037,515
Less imputed interest	(103,737)
Operating lease liabilities	$933,778

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

The Company believes that, taking into consideration the successful IPO listing on Nasdaq capital market in February 2025, the private placement in July 2025 and internal financial resources we have, including the current levels of cash and cash flows from operations, and the measures mentioned above, will be sufficient to meet its anticipated cash needs for at least the next twelve months from the date of this report.

Material weaknesses

We have not completed an assessment of the effectiveness of its internal control over financial reporting and our independent registered public accounting firm has not conducted an audit of its internal control over financial reporting. However, during the years ended December 31, 2025 and 2024, management identified material weaknesses in our internal control over financial reporting as well as other control deficiencies for the above-mentioned periods. As defined in the standards established by the PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to (i) inadequate segregation of duties for certain key functions due to limited staff and resources; and (ii) a lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to formalize key controls over financial reporting and to prepare consolidated financial statements and related disclosures. We intend to implement measures designed to improve its internal control over financial reporting to address the underlying causes of these material weaknesses, including (i) hiring more qualified staff to fill up the key roles in the operations; and (ii) setting up a financial and system control framework with formal documentation of polices and controls in place.

Quantitative and Qualitative Disclosure About Market Risk

Credit Risk

The Company’s principal financial assets are cash and cash equivalents, accounts and other receivables. The Company’s credit risk is primarily concentrated in its cash which is held with institutions with a high credit worthiness. The Company has not experienced losses on their accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all receivable as of December 31, 2025 and December 31, 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for receivable.

Vendor concentration risk

As of December 31, 2025 and 2024, the Company owed 87% and 94% of accounts payable to a key supplier, respectively.

For the years ended December 31, 2025 and 2024, one vendor accounted for 15% and 31% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the years ended December 31, 2025 and 2024, respectively.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (“ICFR”) (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of ICFR as of December 31, 2025, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our ICFR was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Controls over financial reporting

There was no change in our internal control  over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)

None.

(b)

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangements” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Executive Officers:
Mr. Matthew J. Saker (4)	62	Interim Chief Executive Officer and Director
Mr. Sam Wai Sing Lui	37	Chief Financial Officer
Non-Executive Directors:
Mr. Christopher Schraft (1)(2)(3)(5)	61	Independent Director and Chair of Compensation Committee
Mr. Vuk Jeremić (1)(2)(3)(5)	50	Independent Director and Chair of Nominating and Corporate Governance Committee
Ms. Xinyue Jasmine Geffner (1)(2)(3)	53	Independent Director and Chair of the Audit Committee

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	On January 28, 2026, our former Chief Executive Officer Mr. C. P. Cheung and our former Director and Chairman of the Board of Directors Mr. S. Cheung resigned from their positions, effectively as of January 28, 2026. On January 28, 2026, Matthew J. Saker resigned as an Independent Director, effective January 29, 2026 and became the Company’s Interim Chief Executive Officer and Director.
(5)	On September 9, 2025, our former independent directors Mr. Kay Hwa Tang and Mr. Joshua Tay resigned from their positions, effective as of September 9, 2025.

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

Mr. Matthew J. Saker, Chief Executive Officer and Director

Mr. Matthew J. Saker, is a senior vice president in CBRE’s global advisory & transaction services group where he has been employed since 2003, with more than 23 years of experience with CBRE (formerly Insignia ESG). Prior to joining CBRE, Mr. Saker served as vice president at Peter Elliot & Co. from 1997 to April 2002. Mr. Saker obtained his bachelor of science degree in business & economics from St. Joseph’s University in 1985 and his master of science degree in real estate development from the School of Architecture, Planning & Preservation at Columbia University in 1991.

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

Mr. Lui is a financial executive with over a decade of experience serving as Chief Financial Officer and Financial Controller for multinational corporations and companies listed on the Stock Exchange of Hong Kong Limited (HKEX) and Nasdaq. His experience includes guiding companies through the IPO process, from pre-listing preparation to post-listing compliance. From December 2020 to September 2023, Mr. Lui worked as a financial controller at Zeal Technology Solutions Limited, where he was in charge of financial analysis and reporting. He served as company secretary for Guan Chao Holdings Limited, a Hong Kong-listed company (stock code: 1872) and company secretary for Cool Link (Holdings) Limited, a Hong Kong-listed company (stock code: 8491), from January 2018 and from March 2017 to September 2020, respectively. From January 2015 to January 2017, he worked as a senior auditor at Deloitte Touche Tohmatsu. Prior to that, Mr. Lui worked as an assistant manager at BDO Limited from June 2011 to January 2015, where he was engaged in placing and acquisitions projects, audit for various listed companies in Hong Kong and overseas audit in New York. From June 2009 to February 2011, Mr. Lui worked as audit assistant at Philp Poon & Partners CPA Limited, where he performed annual audit to multi-national companies and small and medium size companies.

Mr. Sam Lui obtained his bachelor’s degree in business administration from Lingnan University in Hong Kong in 2009. He is a member of Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants.

Mr. Christopher Schraft, Independent Director, Chair of the Compensation Committee and member of the Audit Committee and Nominating Committee

Mr. Schraft brings more than 25 years of experience leading revenue and go-to-market organizations and driving commercial growth and transformation across AI-driven enterprise software, technology, and global media organizations. Mr. Schraft currently serves as President, North America at Afiniti, an enterprise AI software company (full-time), where he is responsible for revenue performance, enterprise commercial execution, forecasting discipline, and organizational alignment. At Afiniti, he has pursued, secured, and top-managed high-value enterprise accounts and led the revenue organization, including revenue strategy, growth planning, and go-to-market execution across North America. Earlier in his career, Mr. Schraft held senior executive positions with responsibility for large public business units, including full P&L leadership, enterprise sales and marketing, and digital transformation initiatives in evolving markets. Mr. Schraft obtained his B.S. in Marketing from Plymouth State University in 1988 and an MBA from NYU Stern School of Business in 2006.

Mr. Vuk Jeremić, Independent Director, Chair of the Nominating Committee and member of the Audit Committee and Compensation Committee

Vuk Jeremić is the President of the Center for International Relations and Sustainable Development (CIRSD), a global public policy think-tank, and Editor-in-Chief of the quarterly magazine “Horizons - Journal of International Relations and Sustainable Development.” Since 2013, Mr. Jeremić has operated Vuk Jeremić ent Consulting Agency Belgrade. From November 2022 to September 2023, Mr. Jeremić served as an director of Onconetix, Inc. (Nasdaq: ONCO, previously named as Blue Water Vaccines Inc.) From August 2019 to December 2021, Mr. Jeremić served on the board of managers of Atomic 47 LLC. In 2016, Mr. Jeremić participated in the official election for United Nations (UN) Secretary-General. After six rounds of voting in the UN Security Council, he finished in the second place, behind Mr. Antonio Guterres. In June 2012, Mr. Jeremić was directly elected by the majority of world’s nations to be the President of the 67th session of the UN General Assembly. During his term in office, he played a leading role in steering the UN towards the establishment of the Sustainable Development Goals (SDGs). Mr. Jeremić served as Serbia’s Minister of Foreign Affairs from 2007 to 2012. In 2007, he chaired the Council of Europe’s Committee of Ministers. Mr. Jeremić has lectured at major universities, think-tanks, and institutes around the world, as well as published opinion pieces in leading outlets including The New York Times, The Washington Post, The Wall Street Journal, The Financial Times and Le Monde. Mr. Jeremić was named a Young Global Leader by the World Economic Forum in 2013 and appointed to the Leadership Council of the UN Sustainable Development Solutions Network (UN SDSN) in 2014. Mr. Jeremić served as the President of the Serbian Tennis Federation from 2011 to 2015.

Mr. Jeremić holds a bachelor’s degree in theoretical physics from Cambridge University in 1998 and a master’s degree in public administration in international development from Harvard University’s John F. Kennedy School of Government in 2003. Mr. Jeremić was named a Young Global Leader by the World Economic Forum in 2013, and appointed to the Leadership Council of the United Nations Sustainable Development Solutions Network (UN SDSN) in 2014.

Ms. Xinyue Jasmine Geffner, CPA, Independent Director, Chair of the Audit Committee and member of the Compensation Committee and Nominating Committee

Ms. Geffner is an independent director of the Company and has served since November 2024. Ms. Geffner is the chair of the audit committee and as member of the compensation and nominating and corporate governance committees.

Ms. Geffner has more than 20 years of experience in capital markets, mergers & acquisitions, management, finance and accounting.

Ms. Geffner has been managing director of Hong Kong-based Austen Capital International Limited since May 2025 and its responsible officer for Type 4 (Advising on Securities) and Type 9 (Asset Management) licenses since August 2025, which were granted by the Hong Kong Securities & Futures Commission (SFC). She is currently an Executive Director and Chief Executive Officer of one of Austen Capital’s portfolio companies listed on the Hong Kong Stock Exchange, East Nova Holdings Limited (HKSE: 3626), since May 2025.

Ms. Geffner is an independent director of Helport AI Limited (Nasdaq: HPAI) since August 2024. Ms. Geffner was previously an independent director of NWTN Inc. (Nasdaq: NWTN) from November 2022 to December 2024, Tristar Acquisition I Corp. (NYSE: TRIS) from August 2023 to August 2024, and China Finance Online Co. Limited (Nasdaq: JRJC) from May to November 2021, respectively.

Ms. Geffner had served as chief financial officer of various listed companies, including (i) Dorsett Hospitality International Services Limited (part of Far East Consortium International Limited (HKSE: 035), from February 2019 to March 2025; (ii) GreenTree Hospitality Group Limited (NYSE: GHG), from October 2017 to December 2018; and (iii) Carnival Group International Holdings Limited (HKSE: 0996, delisted on December 7, 2023), from August 2014 to March 2016. She served as the vice president in charge of corporate finance and development in Asia Pacific with LeEco from October 2016 to August 2017. Apart from the aforementioned work experiences, Ms. Geffner also has experiences working in regional and international banks such as ANZ Hong Kong, HSBC and Crédit Agricole.

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

Audit Committee. Our Audit Committee consists of Mr. Christopher Schraft, Mr. Vuk Jeremić, and Ms. Xinyue Jasmine Geffner. Ms. Geffner is the chair of our audit committee. We have determined that these directors satisfy the “independence” requirements of Nasdaq Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Ms. Geffner qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

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

Compensation Committee. Our Compensation Committee consists of Mr. Christopher Schraft, Mr. Vuk Jeremić, and Ms. Xinyue Jasmine Geffner. Mr. Schraft is the chair of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

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

Nomination Committee. Our Nomination Committee consists of Mr. Christopher Schraft, Mr. Vuk Jeremić, and Ms. Xinyue Jasmine Geffner. Mr. Jeremić is the chair of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, originally filed with the SEC on June 20, 2024.

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

For the year ended 2025, our named executive officers (“Named Executive Officers” or “NEOs”) were:

●	C. P. Cheung, our former Chief Executive Officer; and

●	Sam Wai Sing Lui, Chief Financial Officer.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards Earned ($)	Total ($)
C. P. Cheung	2024	$60,000	$50,000	$-	$110,000
Our former Director and Chief Executive Officer	2025	$115,000	$100,000	$75,619	$290,619

Sam Wai Sing Lui	2024	$18,000	$-	$-	$18,000
Chief Financial Officer	2025	$98,000	$60,000	$22,074	$180,074

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

Employment Arrangements with Named Executive Officers

We have entered into executive agreements with Mr. C. P. Cheung, our former chief executive officer and director, and Sam Wai Sing Lui, our Chief Financial Officer. A summary of the terms of each of these executive agreements is set forth below. Currently, the annual compensation of each of the executive officers is fixed by the board of directors. The named executive officers are also entitled to participate in the Company’s benefit plans, which benefits are generally available to all full-time employees. Below are descriptions of the material terms of the employment agreements and employment letters with Aureus Greenway’s Named Executive Officers.

Employment Agreement between Mr. C. P. Cheung and our Company

Retroactively effective as of January 1, 2022, Mr. C. P. Cheung entered into an employment agreement with the Company. The agreement provides for an annual base salary in the amount of $100,000, together with an additional discretionary bonus. As of January 1, 2023, we increased the annual base salary to $110,000. On April 10, 2024 we entered into an amended employment agreement with Mr. C. P. Cheung whereby we decreased Mr. C. P. Cheung’s annual base salary to $60,000. Mr. C. P. Cheung is also entitled to a bonus for every financial year of the Company equal to ten percent (10%) of the net profits earned by the Company during that year. However, the bonus will not be less than US$50,000. If Mr. C. P. Cheung serves the Company for only part of the financial year, the bonus will be prorated accordingly, except in cases where employment is terminated whereby no bonus is payable. Net profits for calculating the bonus are determined after deducting all usual business charges and expenses, including remuneration based on the previous year’s net profits, but before any taxes or duties are deducted. Any capital profits or losses not in the ordinary course are excluded. Any disputes regarding the bonus amount are referred to the company’s auditors, whose certification will be final and conclusive. Mr. C. P. Cheung’s employment began for an initial term of 3 years. The initial term of the employment agreement will automatically renew for successive 3-year terms subject to termination by either party to the agreement upon 60 days’ prior written notice or the equivalent salary in lieu of such notice and until Mr. C. P. Cheung’s successor in his capacity as a director of the Company is duly elected and qualified. The agreement also provides that Mr. C. P. Cheung shall not, during the term of the agreement and for 6 months after cessation of employment, carry on business in competition with us. On July 23, 2025, the remuneration for Mr. C.P. Cheung was revised to an annual salary of $150,000.

Employment Agreement between Mr. Lui and our Company

Retroactively effective as of January 1, 2023, Mr. Lui entered into an employment agreement with the Company, the Chief Financial Officer of the Company. The agreement provides for an annual base salary in the amount of $18,000. Under the terms of the agreement, Mr. Lui’s employment will begin for an initial term of one year. The initial term will automatically renew for successive one-year terms subject to termination by either party to the agreement upon 30 days’ prior written notice or the equivalent salary in lieu of such notice. On July 23, 2025, the remuneration for Mr. Lui was revised to an annual salary of $125,000.

Annual Cash Bonuses

All of Aureus Greenway’s executive officers were eligible to receive a cash bonus for the year ended December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2025.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Date of Grant	Date of Vesting	Option Expiration Date
Ching Ping Stephen Cheung	750,000	$1.00	September 24, 2025	September 24, 2025	September 24, 2035
Ching Ping Stephen Cheung	550,000	$1.25	September 24, 2025	September 24, 2025	September 24, 2035
ChiPing Cheung	60,000	$1.25	September 24, 2025	September 24, 2025	September 24, 2035

(1)	All option awards were granted under the 2025 Stock Incentive Plan and vested fully upon grant.

The 2025 Equity Incentive Plan

On August 13, 2025, certain majority stockholder of the Company approved by written consent in lieu of a meeting the adoption of the 2025 Equity Incentive Plan (“2025 Plan”). The total shares of Common Stock authorized for issuance during the term of the 2025 Plan is 1,500,000 shares of the Company’s authorized shares of Common Stock. As of the date of this Annual Report, all option awards were granted under the 2025 Plan and vested fully upon grant, and the Company has issued 34,527 shares of Common Stock under the 2025 Plan. The principal terms of the 2025 Plan are summarized below. This summary is not a complete description of the 2025 Plan, and it is qualified in its entirety by reference to the complete text of the 2025 Plan.

Share Awards. The 2025 Plan provides for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, restricted stock unit, share appreciation rights, stock bonus awards, and performance-based compensation awards, or collectively, share awards. ISOs may be granted only to our employees, including officers, and the employees of our subsidiaries. All other share awards may be granted to our employees, officers, our non-employee directors, consultants, advisors and the employees and consultants of our subsidiaries and affiliates (“Eligible Persons”).

Stock Options. A stock option is the right to purchase a certain number of shares, at a certain exercise price, in the future. All Options granted under the 2025 Plan shall be NSOs unless the applicable award agreement expressly states that the Option is intended to be an ISO. ISOs shall be granted only to Eligible Persons who are employees of the Company and its affiliates. Under the 2025 Plan, ISOs and NSOs are granted pursuant to stock option agreements adopted by our compensation committee (“Compensation Committee”). The Compensation Committee determines the exercise price for a stock option, within the terms and conditions of the 2025 Plan. Options granted under the 2025 Plan vest at the rate specified by the Compensation Committee. Stock options granted to certain employees outside of the United States may be settled in cash.

Stock options granted under the 2025 Plan generally must be exercised by the optionee before the earlier of the expiration of such option or the expiration of a specified period following the optionee’s termination of employment. Each stock option agreement will set forth the extent to which the option recipient will have the right to exercise the option following the termination of the recipient’s service with us, and the right to exercise the option of any executors or administrators of the award recipient’s estate or any person who has acquired such options directly from the award recipient by bequest or inheritance. Payment of the exercise price may be made in cash or, if provided for in the stock option agreement evidencing the award, (1) by surrendering, or attesting to the ownership of, shares which have already been owned by the optionee, (2) future services or services rendered to us or our affiliates prior to the award, (3) by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to us in payment of the aggregate exercise price, (4) by delivery of an irrevocable direction to a securities broker or lender to pledge shares and to deliver all or part of the loan proceeds to us in payment of the aggregate exercise price, (5) by a “net exercise” arrangement, (6) by any other form that is consistent with applicable laws, regulations, and rules.

Restricted Stock. The terms of any awards of restricted securities under the 2025 Plan will be set forth in an restricted stock award agreement to be entered into between us and the recipient. The Compensation Committee will determine the terms and conditions of the restricted stock award agreements, which need not be identical. A restricted stock award may be subject to vesting requirements or transfer restrictions or both. Restricted securities may be issued for such consideration as the Compensation Committee may determine, including cash, cash equivalents, full recourse promissory notes, past services and future services. Award recipients who are granted restricted securities generally have all of the rights of a stockholder with respect to those shares, provided that dividends and other distributions will not be paid in respect of unvested shares unless and until the underlying shares vest.

Restricted Stock Units. Restricted stock unit awards give recipients the right to acquire a specified number of shares (or cash amount) at a future date upon the satisfaction of certain conditions, including any vesting arrangement, established by the Compensation Committee and as set forth in a restricted stock unit award agreement. A restricted stock unit may be settled by cash, delivery of shares, a combination of cash and shares as deemed appropriate by the Compensation Committee. Recipients of restricted stock unit generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied and the award is settled. At the Compensation Committee’s discretion and as set forth in the restricted stock unit award agreement, restricted stock units may provide for the right to dividend equivalents. Dividend equivalents may not be distributed prior to settlement of the restricted stock unit to which the dividend equivalents pertain and the value of any dividend equivalents payable or distributable with respect to any unvested share units that do not vest will be forfeited.

Share Appreciation Rights. Share appreciation rights generally provide for payments to the recipient based upon increases in the price of our Common Stock over the exercise price of the share appreciation right. The Compensation Committee determines the exercise price for a share appreciation right, which generally cannot be less than one hundred percent (100%) of the fair market value of our Common Stock on the date of grant. A share appreciation right granted under the 2025 Plan vests at the rate specified in the share appreciation right agreement as determined by the Compensation Committee. The Compensation Committee determines the term of share appreciation rights granted under the 2025 Plan, up to a maximum of ten years. Upon the exercise of a share appreciation right, we will pay the participant an amount in shares, cash, or a combination of shares and cash as determined by the Compensation Committee, equal to the product of (1) the excess of the per share fair market value of our Common Stock on the date of exercise over the exercise price, multiplied by (2) the number of Common Stock with respect to which the share appreciation right is exercised.

Stock Bonus Awards. The Compensation Committee may grant stock bonus awards based in whole or in part by reference to our Common Stock. The Compensation Committee will set the number of shares under the share award and all other terms and conditions of such awards.

Performance-Based Compensation Awards. The number of shares or other benefits granted, issued, retainable and/or vested under a stock option, restricted stock or restricted stock unit award, share appreciation rights, or stock bonus award may be made subject to the attainment of performance goals. The Compensation Committee may utilize any performance criteria selected by it in its sole discretion to establish performance goals.

Share Reserve. The aggregate number of shares of Common Stock that may be issued pursuant to awards granted under the 2025 Plan may not exceed 1,500,000 shares.

If restricted securities or securities issued upon the exercise of options are forfeited, then such shares shall again become available for awards under the 2025 Plan. If share units, options or share appreciation rights are forfeited or terminate for any reason before being exercised or settled, or an award is settled in cash without the delivery of shares to the holder, then the corresponding shares will again become available for awards under the 2025 Plan. Any shares withheld to satisfy the exercise price or tax withholding obligation pursuant to any award of options or share appreciation rights shall again become available for awards under the 2025 Plan. If share units or share appreciation rights are settled, then only the number of shares (if any) actually issued in settlement of such share units or share appreciation rights shall reduce the number of shares available under the 2025 Plan, and the balance (including any shares withheld to cover taxes) shall again become available for awards under the 2025 Plan.

Administration. The 2025 Plan will be administered by our Board or a committee appointed by our Board, or the Compensation Committee. Subject to the limitations set forth in the 2025 Plan, the Compensation Committee has the authority to determine, among other things, to whom awards will be granted, the number of shares subject to awards, the term during which an option or share appreciation right may be exercised and the rate at which the awards may vest or be earned, including any performance criteria to which they may be subject. The Compensation Committee also has the authority to determine the consideration and methodology of payment for awards.

Amendment and Termination. Our Board has the authority to amend, suspend, or terminate the 2025 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our Board adopted the 2025 Plan.

Non-Employee Director Compensation

The following table presents the compensation awarded to or earned by or paid to all individuals who served as non-employee directors during the years ended December 31, 2025 and 2024. We do not provide additional compensation to directors who are our employees for also serving as a director.

Name	Year	Fees Earned ($)	Stock Awards Earned ($)	Total ($)
Stephen Ching Ping Cheung (3)	2025	207,500	1,651,426	1,858,926
	2024	-	-	-

Kay Hwa Tang (1)	2025	31,500	25,206	56,706
	2024	-	-	-

Joshua Tay (1)	2025	31,500	25,206	56,706
	2024	-	-	-

Xinyue Jasmine Geffner	2025	64,500	25,206	89,706
	2024	-	-	-

Vuk Jeremić (2)	2025	23,333	-	23,333
	2024	-	-	-

Matthew J. Saker (2)	2025	29,583	-	29,583
	2024	-	-	-

(1) On September 9, 2025, our former independent directors Mr. Kay Hwa Tang and Mr. Joshua Tay resigned from their positions, effective as of September 9, 2025.

(2) On September 9, 2025, Mr. Vuk Jeremić and Mr. Matthew J. Saker were appointed as independent directors, effective as of September 9, 2025. On January 28, 2026, Mr. Matthew J. Saker was appointed as interim Chief Executive Officer of the Company and a Director, effective as of January 29, 2026.

(3) On January 28, 2026, Mr. Stephen Ching Ping Cheung resigned as Chairman of the Board and a Director of the Board, effective as of January 29, 2026.

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

Percentage of is based on 20,254,682 shares of Common Stock outstanding as of March 31, 2026.

	Common stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Percentage of Voting Power
Name of Beneficial Owner	Number (1)	% (2)	Number (1)	% (2)%

Directors and Named Executive Officers
Mr. Matthew J. Saker	150,000	* %	-	-%	*	%
Mr. Sam Wai Sing Lui	-	-%	-	-%	-%
Independent Directors:
Mr. Vuk Jeremić	50,000	* %	-	-%	*	%
Mr. Christopher Schraft	50,000	* %	-	-%	*	%
Ms. Xinyue Jasmine Geffner	50,000	* %	-	-%	*	%

All directors and named executive officers as a group	300,000	1.48%	-	-%	*	%
Principal Stockholders holding 5% or more:
Ace Champion Investments Limited(4)	3,290,000	16.2%		-%	1.5%
Chrome Fields Asset Management(5)	2,352,000	11.6%		-%	1.1%
The Steven Scopellite 2021 Irr(6)	650,000	3.2%	10,000,000	100%	91.1%

*	Designates less than 1%
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock and Series A Preferred Stock actually outstanding on March 19, 2026.
(2)	The percentage is calculated based on (i) 20,254,682 shares of common stock that were outstanding as of March 31, 2026, and (ii) shares of common stock deemed to be beneficially owned by such person or group if the person or group has the right to acquire the common stock within 60 days of the date as of which the information is provided and, solely for calculating the Series A Preferred Stock Beneficially Owned, (iii) 10,000,000 shares of Series A Preferred Stock that were outstanding as of March 19, 2026.
(4)	Mr. S. Cheung has sole voting and dipositive power over the shares held by Ace Champion Investments Limited.
(5)	Mr. C. P. Cheung has sole voting and dispositive power over the shares held by Chrome Fields Asset Management LLC.
(6)	The Steven Scopellite 2021 Irr is managed by Michael Canarick as Trustee. The business address of the Steven Scopellite 2021 Irr is 2550 Constance Drive, Manasquan, NJ 08736-2304.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)		Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Plan Category
Equity compensation plan approved by security holders
2025 Equity Incentive Plan	1,455,000	(1)	1.125	-	(1)
Total	1,455,000		1.125	-

(1)	As of the date of this Annual Report, all option awards were granted under the 2025 Plan and vested fully upon grant, and the Company has issued 34,527 shares of Common Stock under the 2025 Plan.

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

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2025 to which we have been a participant, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

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

On July 23, 2025, the Company also entered into a stock purchase agreement (the “Private SPA”) among the Company, certain existing stockholders of the Company, including Trendy View Assets Management, Ace Champion Investments Limited, and Chrome Fields Asset Management LLC (collectively, the “Sellers”), and the buyers, including The Steven Scopellite 2021 Irr. Pursuant to the Private SPA, the Sellers agreed to sell, and The Steven Scopellite 2021 Irr agreed to purchase, an aggregate of 10,000,000 shares of the Company’s series A preferred stock, par value $0.001 per share, (the “Series A Preferred Stock”) for an aggregate purchase price of $100,000 and 650,000 shares of Common Stock, for an aggregate purchase price of $633,750.

During the fiscal year ended December 31, 2025, the Company, through its subsidiaries Chrome and Chrome II (collectively, the “Chrome Subsidiaries”), held private golf club memberships in three international jurisdictions (collectively, the “Memberships”). The Memberships were acquired and maintained by the Chrome Subsidiaries in connection with each of their respective business operations and for investor relations and corporate development purposes. In connection with their use of the Memberships, each of Mr. S. Cheung and Mr. C.P. Cheung met high-net-worth individuals who expressed interest in the Company and in potential future business endeavors, consistent with the investor relations and corporate development purposes for which the Memberships were maintained.

Subsequent to fiscal year end, Mr. C. P. Cheung purchased the Memberships from the Chrome Subsidiaries at an aggregate purchase price of $322,500, and Mr. S. Cheung purchased the remaining Memberships from the Chrome Subsidiaries at an aggregate price of $58,836, in each case representing the full original acquisition cost with no discount or other concession (the aggregate consideration paid being $381,336). During the time that the Memberships were held by the Chrome Subsidiaries, the personal use of the Memberships by Mr. S. Cheung, the Company’s former Chief Executive Officer, and Mr. C.P. Cheung, the Company's former director and Chairman of the Board, was incidental to their business purpose. Each of Mr. S. Cheung and Mr. C. P. Cheung is a “related person” of the Company within the meaning of Item 404(a) of Regulation S-K by virtue of their respective positions as executive officers and directors of the Company, and Chrome I and Chrome II. The transactions were reviewed and approved by the Audit Committee of the Board, which determined that the purchase prices for the Memberships were fair and reasonable to the Company and no less favorable than terms available in a comparable transaction with an unrelated third party.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditor for the years ended December 31, 2025 and 2024 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2024	2025
Audit fees	$230,500	$145,000
Audit-related fees	-	-
Tax fees	3,000	-
All other fees	-	40,000
Total fees	$233,500	$185,000

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

The audited balance sheet of the Company as of December 31, 2025, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of WWC, P.C., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference Exhibit 3.1 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference Exhibit 3.2 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference Exhibit 3.3 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
3.4	Bylaws (incorporated by reference Exhibit 3.4 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
4.1	Form of Common Warrant A (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 25, 2025)
4.2	Form of Common Warrant B (incorporated by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 25, 2025)
4.3	Form of Pre-Funded Warrant (incorporated by reference Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 25, 2025)
4.4	Form of Placement Agent Warrant (incorporated by reference Exhibit 4.4 to the Company’s Current Report on Form 8-K dated July 25, 2025)

4.5	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2026)
4.6	Form of Placement Agent Warrant, dated March 6, 2026, issued to the Placement Agent and to Revere Securities LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2026)
10.1	Independent Director Offer Letter between the Company and Joshua Tay (incorporated by reference Exhibit 10.1 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
10.2	Independent Director Offer Letter between the Company and Tang Kay Hwa (incorporated by reference Exhibit 10.2 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
10.3	Independent Director Offer Letter between the Company and Jasmine Geffner (incorporated by reference Exhibit 10.3 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
10.4	Agreement between the Company and SSS Down to Earth, LLC, dated April 1, 2019, as supplemented on December 19, 2023, and assigned on June, 14, 2024 (incorporated by reference Exhibit 10.4 to the Company’s post-effective registration statement on Form S-1, filed with the SEC on December 19, 2024).
10.5	Employment Agreement, dated as of April 10, 2024, by and between Mr. ChiPing Cheung and Aureus Greenway Holdings Inc. (incorporated by reference Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated March 28. 2025)
10.6	Employment Agreement, dated as of November 1, 2023, by and between Mr. Sam Wai Sing Lui and Aureus Greenway Holdings Inc. (incorporated by reference Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated March 28. 2025)
10.7	Securities Purchase Agreement, dated July 23 2025, among the Company an investor (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2025)
10.8	Registration Rights Agreement, dated July 23 2025, among the Company and an investor (incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2025)
10.9	Placement Agency Agreement, dated July 23 2025, among the Company, Revere Securities LLC and Dominari Securities LLC (incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2025)
10.10	Stock Purchase Agreement, dated July 23, 2025, among the Company, certain Sellers, and Buyers. (incorporated by reference Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 25, 2025)
10.11	Independent Director Offer Letter between the Company and Vuk Jeremic
10.12	Amendment to the Independent Director Offer Letter between the Company and Vuk Jeremic
10.13	Employment Agreement between the Company and Matthew Saker
10.14	Independent Director Offer Letter between the Company and Christopher Schraft
10.15	Amendment to the Independent Director Offer Letter between the Company and Xinyue Jasmine Geffner
10.16	Agreement and Plan of Merger, dated as of March 8, 2026, by and among Aureus Greenway Holdings Inc., Aureus Merger Sub Inc., Autonomous Power Corporation, and Andrew Fox, solely in his capacity as the Stockholder Representative (incorporated by reference Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 9, 2026)
10.17	Securities Purchase Agreement, dated as of March 8, 2026, by and among Aureus Greenway Holdings Inc. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2026)
10.18	Registration Rights Agreement, dated as of March 8, 2026, by and among Aureus Greenway Holdings Inc., the Purchaser named therein, and the holders of Placement Agent Warrants named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2026)
10.19	Placement Agent Agreement, dated as of March 8, 2026, by and between Aureus Greenway Holdings Inc. and Dominari Securities LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2026)
10.20	Advisory/Consulting Services Agreement, dated March 1, 2026, by and between Aureus Greenway Holdings Inc. and C&H Capital Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2026)
10.21	Strategic Services Agreement with dated March 17, 2025 by and between the Company and Cross Border Capital Limited
14.1	Code of Ethics (incorporated by reference Exhibit 14.1 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
19	Insider Trading Policy (incorporated by reference Exhibit 14.2 to the Company’s registration statement on Form S-1, filed with the SEC on June 20, 2024).
21.1	List of Subsidiaries.
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Compensation Recovery Policy (incorporate by reference Exhibit 97.1 to the Company’s Annual Report on Form 10-K dated March 28, 2025)
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

AUREUS GREENWAY HOLDINGS INC.

By:	/s/ Matthew J. Saker
Matthew J. Saker
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sam Wai Sing Lui
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

Signature	Capacity	Date

/s/ Matthew J. Saker	Chief Executive Officer and Director	March 31, 2026
Matthew J. Saker	(Principal Executive Officer)

/s/ Sam Wai Sing Lui	Chief Financial Officer	March 31, 2026
Sam Wai Sing Lui	(Principal Accounting Officer)

/s/ Xinyue Jasmine Geffner	Director	March 31, 2026
Xinyue Jasmine Geffner

/s/ Christopher Schraft	Director	March 31, 2026
Christopher Schraft

/s/ Vuk Jeremic	Director	March 31, 2026
Vuk Jeremic

Index to Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Aureus Greenway Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aureus Greenway Holdings Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2026

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$28,668,169	$457,142
Accounts receivable, net	44,751	20,778
Short-term investment	-	6,778
Inventories, net	34,415	55,817
Deferred offering costs	-	582,679
Prepaid expenses	314,602	-
Other current assets	20,124	2,078
Total current assets	29,082,061	1,125,272

Non-current assets
Property and equipment, net	3,937,431	3,083,923
Operating lease right-of-use assets	933,778	775,546
Deferred tax assets	309,247	227,152
Prepaid expenses	488,821	-
Total non-current assets	5,669,277	4,086,621
Total Assets	$34,751,338	$5,211,893

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, other payables and accrued liabilities	$688,927	$420,005
Contract liabilities - deferred revenue	145,980	162,226
Bank and other borrowings – current	-	94,007
Due to related parties	216,598	2,532,160
Operating lease liabilities – current	242,256	195,115
Total current liabilities	1,293,761	3,403,513

Non-current liabilities
Bank and other borrowings - non-current	-	98,371
Operating lease liabilities - non-current	691,522	580,431
Deferred tax liabilities	50,797	60,114
Total non-current liabilities	742,319	738,916
Total Liabilities	2,036,080	4,142,429

Commitments and contingencies (Note 15)

Stockholder’s Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of December 31, 2025 and 2024	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 15,268,515 and 10,880,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	15,269	10,880
Additional paid-in capital	37,389,259	2,082,456
Subscription receivables	-	(11,632)
Accumulated deficit	(4,699,270)	(1,022,240)
Total Stockholder’s Equity	32,715,258	1,069,464
Total Liabilities and Stockholder’s Equity	$34,751,338	$5,211,893

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollars, except for the number of shares)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Years Ended December 31,
	2025	2024
Revenue
Golf operations	2,174,376	2,443,178
Sales of food and beverage	614,997	648,738
Sales of merchandise	105,380	115,262
Ancillary revenue	69,624	91,183
Total revenue	2,964,377	3,298,361

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	1,413,436	1,367,958
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	204,653	186,602
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	57,124	54,876
Salaries and benefits	3,300,897	724,157
Depreciation	220,500	201,113
Legal and professional fees	733,397	300,281
Other general and administration expenses	1,440,569	645,406
Total operating costs	7,370,576	3,480,393

Loss from operations	(4,406,199)	(182,032)

Other income (expense)
Interest expense	(4,491)	(25,550)
Other income	642,248	44,818
Total other income, net	637,757	19,268

Loss before income tax	(3,768,442)	(162,764)

Income tax (benefits) expenses	(91,412)	20,936

Net Loss	(3,677,030)	(183,700)

Comprehensive Loss	(3,677,030)	(183,700)

Loss per common stock (Note 13)
Basic and diluted	(0.27)	(0.02)

Weighted average number of common stocks outstanding (Note 13)
Basic and diluted	13,859,559	10,880,000

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2023	10,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(18,160)	$(838,540)	$1,246,636

Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	6,528	-	6,528
Net loss	-	-	-	-	-	-	(183,700)	(183,700)
Balance, December 31, 2024	10,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(11,632)	$(1,022,240)	$1,069,464

Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	11,632	-	11,632
Issue of common stocks	-	-	3,000,000	3,000	9,897,234	-	-	9,900,234
Issue of pre-funded warrants (net of commission to placing agent) in Private Placement	-	-	1,353,988	1,354	23,518,646	-	-	23,520,000
Recognition of stock-based compensation	-	-	-	-	1,890,958	-	-	1,890,958
Exercise of stock options	-	-	34,527	35	(35)	-	-	-
Net loss	-	-	-	-	-	-	(3,677,030)	(3,677,030)
Balance, December 31, 2025	10,000,000	$10,000	15,268,515	$15,269	$37,389,259	$-	$(4,699,270)	$32,715,258

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Years Ended December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	(3,677,030)	(183,700)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	220,500	201,113
Unpaid director’s remuneration	200,000	110,000
Stock-based compensation	1,890,958	-
Provision for allowance for expected credit losses	5,277	-
Changes in operating assets and liabilities:
Accounts receivable	(29,250)	15,521
Prepaid expenses	(803,423)	-
Other current assets	(18,046)	(1,953)
Inventories	21,402	(113)
Deferred tax assets	(82,095)	8,978
Accounts payable, other payables and accrued liabilities	268,922	(75,925)
Contract liabilities - deferred revenue	(16,246)	3,797
Deferred tax liabilities	(9,317)	11,958
Net Cash (Used in) Provided by Operating Activities	(2,028,348)	89,676

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,074,008)	(126,679)
Short-term investment	6,778	(6,778)
Net Cash Used in Investing Activities	(1,067,230)	(133,457)

Cash Flows from Financing Activities:
Proceeds from issue of common stocks	10,654,093	-
Proceeds from issue of common stocks and pre-funded warrants	23,520,000	-
Proceeds from stockholders for settlement of subscription receivables	-	6,528
Proceeds from related party loan	72,083	980,753
Repayments to related party loan	(2,576,013)	(210,000)
Repayments of bank and other borrowings	(192,378)	(592,937)
Deferred offering costs	(171,180)	(329,715)
Net Cash Generated from (Used in) Financing Activities	31,306,605	(145,371)

Net change in cash and cash equivalents	28,211,027	(189,152)
Cash and cash equivalents, beginning of year	457,142	646,294
Cash and cash equivalents, end of year	28,668,169	457,142

Supplemental cash flow information:
Cash paid for interest	4,491	25,550
Cash paid for tax	-	-

Supplemental non-cash financing activity:
Prepaid offering costs net off with additional paid-in capital	582,679	-
Initial recognition of lease obligations related to right-of-use assets	370,114	-

The accompanying notes are an integral part of these consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. The Company conduct business activities principally through the Company’s wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of December 31, 2025, the Company own and operate two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

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

Moreover, in connection with the Private Placement, the Company entered into a placement agent agreement with the placing agents, who agreed to use reasonable best efforts to facilitate the Private Placement. The compensation to the placing agents includes (i) a cash consideration of $2,080,000 and (ii) warrants to purchase up to 2,390,804 shares of common stock of the Company, representing 8% of the shares of the Company’s common stock and Pre-funded Warrants sold in the Private Placement. Each placing agent warrant is exercisable for one share of common stock at an exercise price of $1.00 per share, has a term of five years from the date of issuance, and is subject to customary transfer restrictions.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for expected credit loss, allowance for deferred tax assets, the impairment assessment of property and equipment, estimated incremental borrowing rate of lease and the valuation of stock-based compensation. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of December 31, 2025 and 2024, the Company had cash of $28,668,169 and $457,142, respectively, and did not have cash equivalents.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the Federal Deposit Insurance Corporation insurance as of December 31, 2025, was approximately $27,307,892. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Accounts Receivable, net

Accounts receivable mainly represent credit cards or cash deposits in transit, amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of and for the years ended December 31, 2025 and 2024, the Company recognized $5,277 and nil as an allowance for expected credit losses on accounts receivable, respectively.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the consultancy service of $331,250; (ii) the prepaid annual listing fee to Nasdaq of $7,384; (iii) the director’s and officer’s liability insurance premium of $73,166; (iv) the membership fee for different golf clubs with current portion of $71,263 and non-current portion of $307,571; and (v) other prepaid expenses of $12,789 which was classified as current portion. These prepaid amounts are recognized as expenses over the respective service periods as the related benefits are received.

Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the year ended December 31, 2025, $118,750 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $181,250.

Regarding the annual listing fee starting from February 12, 2025 (the date that the common stock of the Company commencing public trading) after listing with gross payment of $64,167 and prepaid obligation insurance for directors and officers starting from July 25, 2025 with gross payment of $129,994, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $80,550 in aggregate was recognized as current portion of prepaid expenses.

Regarding the golf club membership fees, the Company prepaid $322,500, $38,000, and $20,836 for golf clubs located in mainland China, London, and Scotland, respectively, during the year ended December 31, 2025. The membership periods for these clubs are starting from November 20, 2025 to September 30, 2051, one year starting from January 1, 2026, and one year starting from January 1, 2026, respectively. The prepaid membership fees will be amortized according to the term for the membership since the Company expected the usage will be evenly distributed over the time period.

As of December 31, 2025 and 2024, the Company had no allowance for expected credit losses provided for prepaid expenses.

Inventories, net

The Company’s inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears and the Company values inventories using the lower first-in, first-out (“FIFO”) method and net realizable value, which is generally based on the selling price expectations of the merchandise goods. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company’s inventory to be exposed to obsolescence or slow-moving merchandise. All goods are aged less than one year and the Company will offer discounts to customers to boost the selling but higher than that of purchase price. As of December 31, 2025 and 2024, no obsolescent goods were noted.

Deferred offering costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to stockholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred offering costs, as well as additional expenses to be incurred, will be charged to statements of operations. As of December 31, 2024, the Company deferred $582,679 of offering costs. As of December 31, 2025, all deferred offering costs were charged against the gross proceeds upon the completion of IPO on February 13, 2025.

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and any impairment losses. Property and equipment, consisting of land, buildings and recreational facilities, properties improvements, equipment, furniture and fixture. The Company capitalizes costs that materially add value and appreciably extend the useful life of an asset. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Land is not depreciated.

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

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2025 and 2024, no impairment of long-lived assets was recognized.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using an appropriate valuation model. Such warrant classification is also subject to re-evaluation at each reporting period. Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds. During the year ended December 31, 2025, all warrants issued are classified within stockholders’ equity. The placing agent warrant is classified as equity and its fair value was $4,183,731 at grant date.

Management evaluated the terms of all warrants issued during the year, including common warrants, pre-funded warrants, and placement agent warrants, and concluded that such instruments are indexed to the Company’s own stock and do not contain provisions that would require net cash settlement or otherwise preclude equity classification under ASC 815-40. Accordingly, all warrants issued during the year were classified as equity instruments.

The placement agent warrants were classified as equity and their grant-date fair value of $4,183,731 was recorded as equity issuance costs and recognized as a reduction to additional paid-in capital.

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

The carrying amounts shown of the Company’s financial instruments including cash and cash equivalents, accounts receivable, refundable prepaid expenses, other current assets, accounts payable, other payables, accrued liabilities, lease liabilities and amount due to a related party are approximate fair value due to their short-term nature.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Company as of December 31, 2025 and 2024 are accounted for as operating leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Accounts Payables, Other Payables and Accrued Liabilities

Accounts payable, other payables and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables, property tax payable, accrued salaries and other accrual and payable for the operation of the ordinary course of business.

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

The details of related party transactions during the years ended December 31, 2025 and 2024 and balances as of December 31, 2025 and 2024 are set out in Note 8.

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

Revenue from golf operations

There are two types of service charges maintained by the Company, the players can either (1) subscribe to the entertainment services for a period of time of one year at a discount (i.e. annual subscription green fees); or (2) purchase the services at the counter by one-time payment (i.e. one-time green fees). The golf courses are open to public and hence the Company’s customers include both local and overseas citizens. The charges comprise of both the cart fee and fees for playing in the golf course, which is fixed without variable consideration, and the customers either pay via cash or credit card. The entire service fee from customers is non-refundable and required to be paid in advance.

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of December 31, 2025 and 2024, the Company recorded contract liabilities - deferred revenue of $145,980 and $162,226, respectively.

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

Ancillary revenue

Ancillary revenue represented the lease of its clubhouse for several hours for events held by associations or individuals such as golf tournaments and lease of golf club to individuals for one day playing golf in the Company’s golf course. The revenue was recognized upon services were rendered (i.e. on daily basis when the venue or golf club was used that day). Deposit was received in advance for booking of clubhouse and recognized as contract liabilities – deferred income upon receipt and recognized as revenue in the statements of operations when service was rendered or no show after booking. Deposit received is non-refundable.

Operating Costs

Golf operating costs consist of costs associated with golf course upkeep expenses and are expended as incurred.

Other General and Administrative Expense

Other General and administrative expense consists of audit fees for initial public offering, costs associated with corporate and administrative functions that support development and operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 “Compensation-Stock Compensation”. Under the fair value recognition provisions of guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. The grant-date fair value of stock-based awards that do not require future service (i.e., vested awards) is expensed immediately. Stock-based compensation expense recognized in the Company’s consolidated statement of operations is based on awards ultimately expected to be vested. Stock-based compensation of $1,890,958 was recognized in the consolidated statements of operations for the year ended December 31, 2025.

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

As of December 31, 2025 and 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the years ended December 31, 2025 and 2024, respectively.

Loss Per Share

The Company computes loss per share, or EPS, in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). ASC 260 requires companies to present basic and diluted EPS. Basic EPS is measured as net (loss) income divided by the weighted average common stock outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of the potential common stocks (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2025 and 2024, there were no dilutive common stocks as the inclusion of both the stock options and the warrants in the loss per common stock calculation would have anti-dilutive effect.

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

The following table presents summary information of the Company’s single segment for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended
	December 31,
	2025	2024
Measure of profit or loss

Revenue	2,964,377	3,298,361

Reconciliation to net loss before taxes

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	1,413,436	1,367,958
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	204,653	186,602
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	57,124	54,876
Salaries and benefits	3,300,897	724,157
Depreciation	220,500	201,113
Legal and professional fees	733,397	300,281
Other general and administration expenses*	1,440,569	645,406
	7,370,576	3,480,393

Other reconciliation items
Interest expense	(4,491)	(25,550)
Other income	642,248	44,818
Total other income, net	637,757	19,268

Net loss before taxes	(3,768,442)	(162,764)

Income tax (benefits) expenses	(91,412)	20,936

Net Loss	(3,677,030)	(183,700)

	As of December 31,	As of December 31,
	2025	2024
Other segment disclosures
Total Assets	34,751,338	5,211,893

*	Other general and administrative expenses included insurance, rental expenses, bank and credit cards charges, travelling expenses, and office expenses and etc..

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to compare entities subject more easily to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact the adoption of ASU 2023-06 will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740), Improvements to Income Tax Disclosures, which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The ASU should be applied prospectively. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-09 will have on its consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU removes references to prescriptive and sequential software development project stages and provides updated guidance intended to simplify the capitalization and expense evaluation for internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 17, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU may be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 3 – Inventories, net

As of December 31, 2025 and 2024, the inventories of finished goods consisted of the following:

	As of December 31,
	2025	2024
Purchased goods	$34,415	$55,817
Less: Impairment of obsolete goods	-	-
	$34,415	$55,817

Note 4 – Property and Equipment, net

As of December 31, 2025 and 2024, the property and equipment consisted of the following:

	As of December 31,
	2025	2024
Land	$444,906	$444,906
Buildings and recreational facilities	2,817,892	2,262,814
Properties improvements	2,430,265	1,939,018
Furniture and equipment	217,971	190,288
	5,911,034	4,837,026
Less - accumulated depreciation	(1,973,603)	(1,753,103)
	$3,937,431	$3,083,923

Depreciation expenses for the years ended December 31, 2025 and 2024, were $220,500 and $201,113, respectively.

Note 5 – Accounts Payables, other payables and Accrued Liabilities

As of December 31, 2025 and 2024, the accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2025	2024
Accounts payable	$240,396	$187,220
Other payables	23,752	20,727
Credit cards payables	50,140	22,897
Sales tax payable	21,914	21,636
Property tax payable	104,412	102,483
Other accrued expenses	173,493	65,042
Accrued salaries	74,820	-
	$688,927	$420,005

Note 6 – Bank and Other Borrowings

As of December 31, 2025 and 2024, the bank and other borrowings consisted of the following:

		Principal	Maturity	Fixed Interest	As of December 31,
Initiation date	Loan No.	Amount	date	Rate	2025	2024
May 13, 2020	#1	$500,000	April 13, 2050	3.75%	$-	$-
May 17, 2022	#2	$25,050	August 1,2025	5.50%	-	5,022
September 9, 2022	#3	$150,000	September 9, 2025	6.75%	-	40,438
August 1, 2023	#4	$87,199	July 1, 2031	6.50%	-	66,413
November 13, 2023	#5	$120,000	November 13, 2026	9.25%	-	80,505
Total loans payable					-	192,378
Current portion					-	(94,007)
Non-current portion					$-	$98,371

Notes:

(1)	Loan #1 is guaranteed by Cheung Chi Ping (“Mr. Cheung”), director of the Company, and Chrome I and secured by all intangible and tangible personal property of Mr. Cheung.
(2)	Loan #2 is secured by the land of the golf course of the Company.
(3)	Loan #3 is secured by the buildings of the golf clubs of the Company.
(4)	Loan #4 is secured by the golf course of the Company and repayable in eight years
(5)	Loan #5 is secured by the land and building of the golf clubs of the Company.

During the years ended December 31, 2025 and 2024, the Company recognized interest expenses of $4,491 and $25,550, respectively.

Note 7 – Leases

During the years ended December 31, 2025 and 2024, the Company had eight operating agreements for a period of 4 to 5 years. The leases were for corporate office, golf carts and golf equipment.

The components of leases related expenses charged to statements of operations were as follows:

	For the Years Ended December 31,
	2025	2024
Operating lease cost	$250,793	$247,109

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$250,793	$247,109
Weighted average discount rate	5.43%	4.95%
Weighted average remaining lease term (years)	3.96	4.26

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024
Operating lease right-of-use asset	$933,778	$775,546
Operating lease liabilities:
Current portion	242,256	195,115
Non-current portion	691,522	580,431
	$933,778	$775,546

Future minimum lease payments under operating leases as of December 31, 2025 were as follows:

Year ending December 31,
2026	$285,740
2027	247,495
2028	247,495
2029	193,535
2030	63,250
$1,037,515
Less imputed interest	(103,737)
Operating lease liabilities	$933,778

Note 8 – Related Party Transactions and Balances

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping*	Shareholder and Director of the Company
Mr. Cheung Chi Ping**	Shareholder and Director of the Company
Mr. Cheung Yick Chung	Shareholder of the Company

*	On January 28, 2026, Mr. Cheung Ching Ping resigned as Chairman of the Board and a Director of the Board, effective as of January 29, 2026.

**	On January 28, 2026, Mr. Cheung Chi Ping resigned as a Director of the Board, effective as of January 29, 2026.

Amounts due to related parties

Amounts due to related parties consists of the following:

		As of December 31,
Name	Nature	2025	2024
Mr. Cheung Ching Ping	Interest-free listing expense loans(1)	$-	$1,021,617
Mr. Cheung Ching Ping	Interest-free shareholder’s loans(2)	-	607,272
Mr. Cheung Ching Ping	Director’s remuneration(3)	100,000	-
Mr. Cheung Ching Ping	Payment operating costs on behalf of the Company	12,789	-
Mr. Cheung Chi Ping	Interest-free shareholder’s loans(2)	-	485,917
Mr. Cheung Chi Ping	Director’s remuneration(4)	100,000	295,900
Mr. Cheung Chi Ping	Repayment of borrowings on behalf of the Company	3,809	-
Mr. Cheung Yick Chung	Interest-free shareholder’s loans(2)	-	121,454
		$216,598	$2,532,160

Notes:

(1)	On September 7, 2023, Mr. Cheung Ching Ping, a shareholder of the Company, entered into a loan facility agreement with the Company that Mr. Cheung Ching Ping agreed to pay the listing expenses incurred for the initial public offering in Nasdaq on behalf of the Company before listing with a maximum principal amount of $1,000,000 which was then increased to $1,100,000 in January 2025. Pursuant to the facility agreement, the loan is interest-free, unsecured and repayable on the earlier of within 30 days from the date the Company’s common stock listed on Nasdaq, or December 31, 2025. As of December 31, 2024, the amount of listing expenses paid by Mr. Cheung Ching Ping on behalf of the Company was $1,021,617. The loan was fully settled during the year ended December 31, 2025 upon listing.

(2)	On April 24, 2014, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung entered into two shareholders’ loan agreements with Chrome Field I, Inc. and Chrome Field II, Inc., wholly-owned subsidiaries of the Company, respectively. Pursuant to the shareholders’ loan agreements, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung agreed to grant shareholders’ loans at principal amounts of $1,307,619.69 and $1,447,739.16 to Chrome Field I, Inc. and Chrome Field II, Inc., respectively, in a proportion of 50%, 40% and 10%, respectively, in connection with the acquisition of Kissimmee Bay and Remington in 2014. Pursuant to the shareholders’ loan agreements, the loans are interest-free, unsecured and to repayable on demand. As of December 31, 2024, amount of outstanding shareholders’ loans owned by the Company to Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung was $607,272, $485,917 and $121,454, respectively. The outstanding balances were fully settled during the year ended December 31, 2025 upon listing.

(3)

For the year ended December 31, 2025, the Company charged $207,500 as director’s remuneration to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Ching Ping of $100,000 was fully settled in January 2026.

(4)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the years ended December 31, 2025 and 2024, the Company charged $215,000 and $110,000, respectively, as director’s remuneration to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2024, outstanding director’s remuneration was $295,900. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Chi Ping of $100,000 was fully settled in January 2026.

Note 9 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the years ended December 31, 2025 and 2024 are disclosed in the table below:

	For the Years ended December 31
	2025	2024
Over time:
Golf operations – annual subscription green fees	$290,177	$303,542

Point in time:
Golf operations – one-time green fees	1,884,199	2,139,636
Sales of food and beverage	614,997	648,738
Sales of merchandise	105,380	115,262
Ancillary revenue	69,624	91,183
	2,674,200	2,994,819

	$2,964,377	$3,298,361

Note 10 – Stock-Based Compensation

Stock options

During the year ended December 31, 2025, the Company adopted the 2025 Equity Incentive Plan (“2025 Plan”) with a contractual term of ten years which provides for the granting of stock options to the Company’s employees, officers, directors and consultants to purchase shares of the Company’s common stock in order to attract and retain qualified personnel, directors and consultants and align their interests with those of the Company’s shareholders. The Board of Directors of the Company approved the 2025 Plan on July 29, 2025 and August 13, 2025, respectively. Pursuant to the 2025 Plan, the Company may grant up to an aggregate of 1,500,000 stock options. Each stock option is exercisable for one share of common stock.

A total of 1,420,000 stock options were granted to the directors of the Company, of which 750,000 stock options at an exercise price of $1 and 670,000 stock options at an exercise price of $1.25 and have a contractual term of ten years from the date of grant. A total of 80,000 stock options were granted to the employees and consultants of the Company at an exercise price of $1.25 and have a contractual term of ten years from the date of grant. All of the stock options shall vest at the date of grant.

The following table summarizes the Company’s activity with respect to its stock options under the 2025 Plan for the year ended December 31, 2025:

	Shares	Weighted-average exercise price
Outstanding as of January 1, 2025	-	-
Granted	1,500,000	1.125
Exercised	(34,527)	1.250
Forfeited or cancelled*	(10,473)	1.250
Outstanding at December 31, 2025	1,455,000	1.121

Exercisable as of December 31, 2025	1,455,000	1.121

*	Cashless exercise allows the holders to exercise their stock options without paying the strike price in cash. Instead, the holders can use the value of the shares themselves to cover the cost and the unexercised options were treated as forfeited or cancelled during the year.

The fair value of options is estimated on the date of grant using the Binomial Option Pricing Model using the assumptions noted in the table below. The fair value assessment is based on the valuation performed by an independent third-party valuer. The fair value of stock options at the grant date was fully charged to the consolidated statements of operations under salaries and benefits at the date of grant.

The significant inputs and parameters were adopted in the Binomial Option Pricing Model were shown below:

Risk-free rate	4.15%
Expected life	10 years
Expected dividend yield	0.00%
Expected volatility	62.59%
Expected exercise multiple	2.2 to 2.8

Share-based compensation of $1,890,958 was recognized in the consolidated statements of operations for the year ended December 31, 2025 (2024: Nil).

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

On January 17, 2024, 5,000,000 shares of Series A Preferred Stock was issued to Ace Champion, 4,000,000 shares of Series A Preferred Stock was issued to Chrome Fields Asset Management LLC, wholly-owned by Mr. Cheung Chi Ping and 1,000,000 shares of Series A Preferred Stock was issued to Trendy View, at an aggregate cash consideration of $10,000. As a result, as of December 31, 2025 and 2024, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the consolidated financial statements as discussed in Note 1.

Common stock

The Company has authorized 450,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the shareholders of the Company is sought.

The Company issued 5,440,000 shares of common stock for the exchange of 100 ordinary shares owned by the shareholder of the Company’s acquired subsidiary, Pine Ridge.

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

On September 16, October 1, October 3 and December 18, 2025, the Company issued 728,988, 225,000, 200,000 and 200,000 shares of common stock at par value $0.001 to American Ventures LLC, respectively.

On October 17, November 7 and November 13, 2025, the Company issued a total of 34,527 shares of common stock to certain employees and consultants of the Company through the exercise of stock options to convert to equivalent number of common stocks of the Company under the 2025 Plan.

As a result, as of December 31, 2025 and 2024, 15,268,515 and 10,880,000 shares of common stock are issued and outstanding, respectively.

Warrants

On July 23, 2025, the Company entered into definitive securities purchase agreements with accredited and institutional investors for the issuance and sale of units consisting of common stock (each a share of “Common Stock”) (or pre-funded warrants (“Pre-funded Warrants”) to purchase in lieu thereof) together with common A warrants and common B warrants (each of the common A and common B warrants a “Common Warrant”) to purchase the same number of shares of common stock (or Pre-funded Warrants) of the Company at a price of $0.87 per unit, on a brokered private placement basis, for aggregate gross proceeds of approximately $26 million. Offering costs directly attributable to the private placement were approximately $2.48 million (the “Private Placement”).

On July 25, 2025, the Company issued 29,885,057 common A warrants, each to acquire a share of common stock, and 29,885,057 common B warrants, each to acquire a share of common stock in connection with the Private Placement. Each common A warrant has an exercise price of $1.00 per share, and each common B warrant has an exercise price of $1.25 per share. The Common Warrants became exercisable upon issuance and expire five years from the initial exercise date.

In connection with the Private Placement, the Company also issued 29,156,069 Pre-funded Warrants, each exercisable for one share of common stock. Each Pre-funded Warrant has a remaining exercise price of $0.0001 per share, is exercisable immediately upon payment of any outstanding exercise price, and may be exercised at any time until fully exercised.

Moreover, in connection with the Private Placement, the Company entered into a placement agent agreement with the placing agents, who agreed to use reasonable best efforts to facilitate the Private Placement. The compensation to the placing agents includes (i) a cash consideration of $2,080,000 and (ii) placement agent warrants to purchase up to 2,390,804 shares of common stock, representing 8% of the aggregate number of shares of common stock and Pre-funded Warrants sold in the Private Placement. The placement agent warrants have an exercise price of $1 per share and are exercisable immediately upon issuance for a period of five years.

As of December 31, 2025, except for a total of 1,353,988 of the Pre-funded Warrants were exercised and converted to the common stocks of the Company with outstanding balance of 28,531,069, none of the common A warrants, common B warrants and placement agent warrants were exercised. The Company accounts for warrants as equity-classified instruments and recorded as a component of additional paid-in capital at the time of issuance and net of the placing agent fee.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the years ended December 31, 2025 and 2024 are as follows:

Taxation in the statements of operations represents:

	For the Years Ended December 31,
	2025	2024

Tax provision for the year:
Current	-	-
Deferred
● Federal statutory tax
- Deferred tax assets
- recognition for the year	(65,068)	-
- utilization of NOLs brought forward	-	8,632
- Deferred tax liabilities
- (reversal) recognition for the year	(7,372)	7,959
	(72,440)	16,591

● State of Florida tax
- Deferred tax assets
- recognition for the year	(17,027)	-
- utilization of NOLs brought forward	-	346
- Deferred tax liabilities
- (reversal) recognition for the year	(1,945)	3,999
	(18,972)	4,345

Total income tax (benefits) expenses	(91,412)	20,936

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations to the federal statutory rate of 21% for the years ended December 31, 2025 and 2024 is as follows:

	For the Years Ended December 31,
	2025	2024

Federal statutory tax rate	21.0%	21.0%
Effect of state of Florida tax	0.5%	5.5%
Effect of state of Nevada tax*	(18.6)%	(38.5)%
Effect of BVI tax	0.0%	0.0%
Permanent difference	(0.5)%	(0.9)%
Effective tax rate	2.4%	(12.9)%

*	Effect of state of Nevada tax represented the audit fee expenses in relation to IPO and operating costs incurred by the Company which is incorporated in the state of Nevada which is not subject to state income tax.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2025	2024
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the year	$48,132	$40,173
(Reversal) recognized during the year	(7,372)	7,959
End of the year	40,760	48,132
State of Florida tax:
Beginning of the year	11,982	7,983
(Reversal) recognized during the year	(1,945)	3,999
End of the year	10,037	11,982
Deferred tax liabilities	$50,797	$60,114

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the year	$186,759	$195,391
Recognized during the year	65,068	-
Utilized during the year	-	(8,632)
End of the year	251,827	186,759

State of Florida tax:
Beginning of the year	$40,393	40,739
Recognized during the year	17,027	-
Utilized during the year	-	(346)
End of the year	57,420	40,393

Less: valuation allowance	-	-
Deferred tax assets, net	$309,247	$227,152

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of December 31, 2025 and 2024, the Company had $1,166,970 and $857,177, respectively, of NOLs which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

Note 13 – Loss per Common Stock

Net loss per common stock for calculating basic and diluted loss per common stock was calculated as follows:

	For the Years Ended December 31,
	2025	2024

Net Loss	(3,677,030)	(183,700)

Basic and diluted weighted average number of common stocks outstanding	13,859,559	10,880,000

Loss per common stock
Basic	(0.27)	(0.02)
Diluted	(0.27)	(0.02)

Basic loss per common stock is computed by dividing net loss by the weighted average number of common stocks outstanding during the year. Diluted loss per common stock is the same as basic loss per common stock for all periods presented because the inclusion of all potential common stocks (1,455,000 stock options and 90,691,897 warrants) would have been anti-dilutive, as it would have reduced the net loss per share.

Note 14 – Risk and Uncertainties

Credit Risk

The Company’s principal financial assets are cash and cash equivalents and accounts and other receivables. The Company’s credit risk is primarily concentrated in its cash which is held with institutions with a high credit worthiness. The Company has not experienced losses on their accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all receivable as of December 31, 2025 and 2024 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for receivable.

Vendor concentration risk

As of December 31, 2025 and 2024, the Company owed 87% and 94% of accounts payable to a key supplier, respectively.

For the years ended December 31, 2025 and 2024, one vendor accounted for 15% and 31% of the Company’s total operating costs, respectively. No other vendor accounts for more than 10% of the Company’s total operating costs for the years ended December 31, 2025 and 2024, respectively.

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

Typically, the Company ensures that it has sufficient cash on demand to meet expected operational expenses for a period of twelve months, including through operations and financial support from the Company’s stockholders and financial institutions. the Company is continuing to focus on improving operational efficiency and cost reductions and enhancing efficiency, as well as servicing of financial obligations: this excludes the potential impact of extreme circumstances that cannot reasonably be predicted, such as natural disasters. The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet the Company’s current and future liquidity needs.

Note 15 – Commitments and Contingencies

Lease Commitments

The Company entered into operating leases for corporate office, golf carts and golf equipment for terms of four to five years. The Company’s commitments for minimum lease payment under these operating leases as of December 31, 2025 are listed in section “Note 7 — “Leases”.

Litigation

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. Based on currently available information, the Company does not believe that the ultimate outcome of any unresolved matters, individually and in the aggregate, is reasonably possible to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews the need for any such liabilities on a regular basis.

Note 16 – Subsequent Events

The Company evaluated all events and transactions that occurred after December 31, 2025 up through March 31, 2026, which is the date that these consolidated financial statements are available to be issued, there were no other any material subsequent events that require disclosure in these consolidated financial statements other than disclosed below which has no effect on the consolidated financial statements.

On January 28, 2026, the Company announced the changes of directors and officers effective January 29, 2026, including the resignation of Mr. Cheung Chi Ping as CEO, President and director of the Company, and Mr. Cheung Ching Ping as Chairman and director of the Company. Both individuals transitioned to roles at the Company’s wholly-owned subsidiaries, Chrome Field I, Inc. and Chrome Field II, Inc. Additionally, the board appointed Matthew J. Saker as Interim CEO and Christopher Schraft as an independent director and Chair of the Compensation Committee, effective January 29, 2026.

On March 8, 2026, the Company has entered into a definitive agreement to acquire Autonomous Power Corporation (the “Target”) through a merger. Under the terms, each share of the Target will be converted into the right to receive shares of the Company’s common stock based on a set exchange ratio. The former stockholders of the Target are also eligible for up to an additional 50 million shares as earn-out consideration if certain performance milestones are met. Following the transaction, the combined Company’s board will be reconstituted with five directors selected by the Target, and Andrew Fox is expected to become the CEO and Chair.

Concurrently, the Company secured a committed $9.0 million private placement (“PIPE”) with institutional investors, which is a condition to closing the merger. The financing involves the sale of common stock and pre-funded warrants at a price of $3.00 per share, with Dominari Securities LLC acting as placement agent. The merger is subject to customary conditions, including the effectiveness of an S-4 registration statement, stockholder approvals from both companies, and Nasdaq listing approval. The transaction is intended to qualify as a tax-free reorganization, with a termination date set for December 31, 2026, if not completed by then.

Subsequent to year end on March 23, 2026, the board of directors approved the disposal of all three golf club memberships. The Company entered into two separate agreements to dispose (i) one golf club membership with a carrying amount of $319,998 as of December 31, 2025 for a cash consideration of $322,500 (the original acquisition price by the Company) to Mr. Cheung Chi Ping, director of the Company, and (ii) two golf club memberships with an aggregate carrying amount of $58,836 as of December 31, 2025 with a cash consideration of $58,836 (the original acquisition price by the Company) to Mr. Cheung Ching Ping, director of the Company. The disposal prices were based on the original acquisition costs of the memberships, which management believes approximate their fair values. The transactions were approved by the board of directors. All cash consideration of $381,336 was received by March 31, 2026.

