Form 10-Q
period 2026-03-31
Aureus Greenway Holdings Inc
filed 2026-05-12
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

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

As of May 8, 2026 there were 21,604,682 of the registrant’s shares of common stock issued and outstanding.

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

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with competitors, new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	competition from other golf country clubs, costs associated with maintaining our golf country clubs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as a pandemic, on the Company’s business;
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;
●	the ability of our infrastructure systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the golf country club industry;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in the golf country club industry;
●	inability to advertise or market services and products at our golf country clubs or develop new services or add new products that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inability to succeed in establishing, maintaining and strengthening our brand;
●	disruption of supply or shortage of raw materials relating to the upkeep and maintenance of our golf country clubs;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”).

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

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(Expressed in U.S. dollars, except for the number of shares)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$17,519,830	$28,668,169
Accounts receivable, net	41,935	44,751
Investment in convertible note	20,049,315	-
Inventories, net	32,966	34,415
Prepaid expenses	335,666	314,602
Other current assets	125	20,124
Total current assets	37,979,837	29,082,061

Non-current assets
Property and equipment, net	3,900,695	3,937,431
Operating lease right-of-use assets	869,016	933,778
Deferred tax assets	215,019	309,247
Prepaid expenses	143,750	488,821
Total non-current assets	5,128,480	5,669,277
Total Assets	$43,108,317	$34,751,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$426,717	$688,927
Contract liabilities - deferred revenue	164,683	145,980
Due to related parties	34,755	216,598
Operating lease liabilities – current	230,357	242,256
Total current liabilities	856,512	1,293,761

Non-current liabilities
Operating lease liabilities - non-current	638,659	691,522
Deferred tax liabilities	47,604	50,797
Total non-current liabilities	686,263	742,319
Total Liabilities	1,542,775	2,036,080

Commitments and contingencies (Note 15)

Stockholder’s Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 20,204,682 and 15,268,515 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	20,205	15,269
Additional paid-in capital	47,494,506	37,389,259
Accumulated deficit	(5,959,169)	(4,699,270)
Total Stockholder’s Equity	41,565,542	32,715,258
Total Liabilities and Stockholder’s Equity	$43,108,317	$34,751,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND

COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Expressed in U.S. dollars, except for the number of shares)

	For the three months ended
	March 31,
	2026	2025

Revenue
Golf operations	$1,129,573	$1,028,940
Sales of food and beverage	244,805	225,803
Sales of merchandise	58,288	44,504
Ancillary revenue	36,712	29,124
Total revenue	1,469,378	1,328,371

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	395,808	323,259
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	67,472	65,882
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	29,873	23,298
Salaries and benefits	1,316,175	273,987
Depreciation	63,750	50,784
Other general and administration expenses	1,055,286	238,124
Total operating costs	2,928,364	975,334

(Loss) income from operations	(1,458,986)	353,037

Other income (expense)
Interest expense	-	(4,491)
Interest income from convertible note	49,315	-
Other income	240,807	61,995
Total other income, net	290,122	57,504

(Loss) income before income tax	(1,168,864)	410,541

Income tax expenses	91,035	144,329

Net (Loss) Income	$(1,259,899)	$266,212

Comprehensive (Loss) Income	$(1,259,899)	$266,212

(Loss) Earnings per common stock (Note 13)
Basic	$(0.03)	$0.02
Diluted	(0.03)	0.02
Weighted average number of common stocks outstanding
Basic and diluted	44,903,730	12,446,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2024 (Audited)	10,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(11,632)	$(1,022,240)	$1,069,464

Issue of common stocks	-	-	3,000,000	3,000	9,897,234	-	-	9,900,234
Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	11,632	-	11,632
Net income	-	-	-	-	-	-	266,212	266,212
Balance, March 31, 2025 (Unaudited)	10,000,000	$10,000	13,880,000	$13,880	$11,979,690	$-	$(756,028)	$11,247,542

Balance, December 31, 2025 (Audited)	10,000,000	$10,000	15,268,515	$15,269	$37,389,259	$-	$(4,699,270)	$32,715,258

Issue of common stocks and pre-funded warrants (net of commission to placing agent) in private placement	-	-	1,959,667	1,960	8,071,973	-	-	8,073,933
Issue of restricted shares	-	-	400,000	400	1,434,350	-	-	1,434,750
Proceeds from exercise of pre-funded warrants and placement agent warrants	-	-	2,576,500	2,576	598,924	-	-	601,500
Net loss	-	-	-	-	-	-	(1,259,899)	(1,259,899)
Balance, March 31, 2026 (Unaudited)	10,000,000	$10,000	20,204,682	20,205	47,494,506	-	(5,959,169)	41,565,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the three months ended
	March 31,
	2026	2025

Cash Flows from Operating Activities:
Net (loss) income	$(1,259,899)	$266,212
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	63,750	50,784
Stock-based compensation	1,434,750	-
Interest income from convertible note	(49,315)	-
Gain on disposal of club memberships	(2,502)	-
Changes in operating assets and liabilities:
Accounts receivable	2,816	(41,948)
Prepaid expenses	326,509	(447,981)
Other current assets	19,999	(21,809)
Inventories	1,449	(3,322)
Deferred tax assets	94,228	133,858
Accounts payable and accrued liabilities	(262,210)	(90,902)
Contract liabilities - deferred revenue	18,703	63,444
Deferred tax liabilities	(3,193)	10,471
Net Cash Provided by (Used in) Operating Activities	385,085	(81,193)

Cash Flows from Investing Activities:
Short-term investment	-	6,778
Investment in convertible note	(20,000,000)
Purchase of property and equipment	(27,014)	(14,924)
Net Cash Used in Investing Activities	(20,027,014)	(8,146)

Cash Flows from Financing Activities:
Proceeds from issue of common stocks	8,073,933	10,654,093
Proceeds from exercise of pre-funded warrants and placing agent warrants	601,500	-
Proceeds from related party loan	30,946	55,485
Repayments to related party loan	(212,789)	(2,391,645)
Repayments of bank and other borrowings	-	(192,378)
Deferred offering costs	-	(171,180)
Net Cash Provided by Financing Activities	8,493,590	7,954,375

Net change in cash and cash equivalents	(11,148,339)	7,865,036
Cash and cash equivalents, beginning of period	28,668,169	457,142
Cash and cash equivalents, end of period	$17,519,830	$8,322,178

Supplemental cash flow information:
Cash paid for interest	$-	$4,491
Cash paid for taxes	$-	$-

Supplemental non-cash financing activity:
Prepaid offering costs net off with additional paid-in capital	$-	$582,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aureus Greenway Holdings Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. We conduct business activities principally through our wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of March 31, 2026, the Company owns and operates two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

Pine Ridge Group Limited (“Pine Ridge”) was acquired by Mr. Cheung Chi Ping from independent third parties on December 31, 2013.

Chrome Field I, Inc. (“Chrome I”) was incorporated on December 24, 2013 in the State of Delaware. Chrome I is the sole member of FSC Clearwater, LLC (“Clearwater I”) which was incorporated in the State of Florida on January 21, 2014. Clearwater I owns and operates Kissimmee Bay Country Club, a privately-owned golf course that is open to the general public.

Chrome Field II, Inc. (“Chrome II”) was incorporated on April 13, 2014 in the State of Delaware. Chrome II is the sole member of FSC Clearwater II, LLC (“Clearwater II”) which was incorporated in the State of Florida on March 20, 2014. Clearwater II owns and operates Remington Golf Club, a privately-owned golf course that is open to the general public.

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2026, and results of operations and cash flows for the three months ended March 31, 2026 and 2025. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s audited consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of March 31, 2026 and December 31, 2025, the Company had cash of $17,519,830 and $28,668,169, respectively.

Periodically, the Company may maintain cash and cash equivalent balances at financial institutions in excess of applicable insured or protected limits. The amount in excess of the Federal Deposit Insurance Corporation insurance limits or Securities Investor Protection Corporation insurance limits as of March 31, 2026, was approximately $15,766,264. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk is not significant.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2026 and December 31, 2025, the Company recognized $5,277 and $5,277 as an allowance for expected credit losses on accounts receivable, respectively.

Investment in convertible note

The Company accounts for its investment in convertible note at amortized cost because the Company did not elect the fair value option under ASC 825. The carrying amount includes principal and accrued interest, less any allowance for expected credit losses under ASC 326. Interest income is recognized over the contractual term of the note using the effective interest method. The Company evaluates the note for expected credit losses at each reporting date based on historical experience, current conditions, and reasonable and supportable forecasts, including the issuer’s credit profile, repayment capacity, contractual terms, and other relevant information.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the consultancy service of $293,750; (ii) the prepaid annual listing fee to Nasdaq of $62,966; (iii) the director’s and officer’s liability insurance premium of $41,200; and (iv) other prepaid expenses of $81,500 which was classified as current portion. These prepaid amounts are recognized as expenses over the respective service periods as the related benefits are received.

Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the three months ended March 31, 2026, $37,500 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $143,750.

Regarding the annual listing fee starting from February 12, 2026 with gross payment of $72,500 and prepaid obligation insurance for directors and officers starting from July 25, 2025 with gross payment of $129,994, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $104,166 in aggregate was recognized as current portion of prepaid expenses.

As of March 31, 2026 and December 31, 2025, the Company had no allowance for expected credit losses provided for prepaid expenses.

Inventories, net

The Company’s inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears and the Company values inventories using the lower first-in, first-out (“FIFO”) method and net realizable value, which is generally based on the selling price expectations of the merchandise goods. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company’s inventory to be exposed to obsolescence or slow-moving merchandise. All goods are aged less than one year and the Company will offer discounts to customers to boost the selling but higher than that of purchase price. As of March 31, 2026 and December 31, 2025, no obsolescent goods were noted.

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

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using an appropriate valuation model. Such warrant classification is also subject to re-evaluation at each reporting period. Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds. As of March 31, 2026 and December 31, 2025, all warrants issued are classified within stockholders’ equity. The placing agent warrant is classified as equity and its fair value was $4,183,731 at grant date.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, operating lease liabilities, and investment in convertible note.

For disclosure purposes under ASC 825-10-50, the Company estimates that the fair value of the investment in convertible note approximates its carrying amount of $20,049,315 as of March 31, 2026. This estimate is based on the fact that the note was issued near period-end, bears a fixed 10% interest rate, matures within one year, and management is not aware of any significant deterioration in the issuer’s credit risk or relevant market conditions from issuance through March 31, 2026. Because there is no quoted market price for the note or observable market inputs for an identical or similar instrument, the fair value estimate is classified within Level 3 of the fair value hierarchy.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term nature of these instruments.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of March 31, 2026 and December 31, 2025 are accounted for as operating leases.

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

The details of related party transactions during the three months ended March 31 ,2026 and 2025 and balances as of March 31, 2026 and December 31, 2025 are set out in Note 8.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of March 31, 2026 and December 31, 2025, the Company recorded contract liabilities - deferred revenue of $164,683 and $145,980, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the three months ended March 31, 2026 and 2025, respectively.

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

The following table presents summary information of the Company’s single operating segment for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended
	March 31,
	2026 (unaudited)	2025 (unaudited)
Measure of profit or loss

Revenue	1,469,378	1,328,371

Reconciliation to net (loss) income before taxes

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	395,808	323,259
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	67,472	65,882
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	29,873	23,298

Salaries and benefits	1,316,175	273,987
Depreciation	63,750	50,784
Other general and administration expenses*	1,055,286	238,124
	2,928,364	975,334

Other reconciliation items
Interest expense	-	(4,491)
Interest income from convertible note	49,315	-
Other income	240,807	61,995
Total other income, net	290,122	57,504

(Loss) income before income tax	(1,168,864)	410,541

Income tax expenses	91,035	144,329

Net (Loss) Income	(1,259,899)	266,212

	For the Three Months Ended
	March 31,
	2026 (unaudited)	2025 (unaudited)
Breakdown of other income:
Dividend income from money market accounts	167,942	44,606
Bank interest income	55,747	1,944
Credit card/customer service charges	14,615	15,445
Other miscellaneous income	2,503	-
	240,807	61,995

	As of March 31,	As of December 31,
	2026 (unaudited)	2025 (audited)
Other segment disclosures
Total Assets	43,108,317	34,751,338

*	Other general and administrative expenses included legal and professional fees, insurance, rental expenses, bank and credit cards charges, travelling expenses, stock-based compensation and office expenses and etc..

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. We have adopted ASU 2023-07 during the current period and there is no material impact on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU removes references to prescriptive and sequential software development project stages and provides updated guidance intended to simplify the capitalization and expense evaluation for internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU may be applied prospectively, retrospectively, or with a modified transition approach. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated balance sheets, statements of income and comprehensive income and statements of cash flows.

Note 3 – Investment in Convertible Note

On March 23, 2026, the Company received a convertible promissory note from Autonomous Power Corporation with an original principal amount of $20,000,000. The investment in convertible note bears simple interest at 10% per annum and matures on March 23, 2027. Interest is payable at maturity or upon earlier conversion, prepayment, or acceleration. The issuer may prepay the note at any time prior to maturity in an amount equal to the outstanding principal plus accrued interest and any other amounts due.

The convertible note is not convertible at the Company’s option unless an event of default occurs. Upon an event of default, the Company may convert all or any portion of the payment amount into shares of the issuer’s common stock at a fixed conversion price of $1,979 per share. If no event of default occurs, the investment in convertible note is expected to be settled in cash at maturity.

The Company did not elect the fair value option under ASC 825. Accordingly, the investment in convertible note is measured at amortized cost, which includes outstanding principal plus accrued interest, less any allowance for expected credit losses under ASC 326. The Company evaluates the collectability of the investment in convertible note at each reporting period based on available information, including contractual terms, current conditions, and reasonable and supportable forecasts. As of March 31, 2026, no event of default had occurred and management determined that no allowance for expected credit losses was required.

The following table summarizes the movement of the investment in convertible note:

	For the three months ended
	March 31,	March 31,
	2026 (unaudited)	2025 (unaudited)
Beginning balance	$-	$-
Purchase of convertible note	20,000,000	-
Interest income accrued	49,315	-
Ending balance	$20,049,315	$-

Interest income from the convertible note was $49,315 and $nil for the three months ended March 31, 2026 and 2025, respectively. The carrying amount of the convertible note was $20,049,315 as of March 31, 2026 and $nil as of December 31, 2025. Please refer to Note 2, Fair Value of Financial Instruments, for the fair value disclosure related to the investment in convertible note.

Note 4 – Inventories, net

As of March 31, 2026 and December 31, 2025, the inventories of finished goods consisted of the following:

	March 31,	December 31,
	2026 (unaudited)	2025 (audited)
Merchandise goods	$32,966	$34,415
Less: Impairment of obsolete goods	-	-
	$32,966	$34,415

Note 5 – Property and Equipment, net

As of March 31, 2026 and December 31, 2025, the property and equipment consisted of the following:

	March 31,	December 31,
	2026 (unaudited)	2025 (audited)
Land	$444,906	$444,906
Buildings and recreational facilities	2,843,757	2,817,892
Properties improvements	2,431,414	2,430,265
Furniture and equipment	217,971	217,971
	5,938,048	5,911,034
Less - accumulated depreciation	(2,037,353)	(1,973,603)
	$3,900,695	$3,937,431

Depreciation expenses for the three months ended March 31, 2026 and 2025, were $63,750 and $50,784, respectively.

Note 6 – Accounts Payables, Other Payables and Accrued Liabilities

As of March 31, 2026 and December 31, 2025, the accounts payable, other payables and accrued liabilities consisted of the following:

	March 31,	December 31,
	2026 (unaudited)	2025 (audited)
Accounts payable	$230,097	$240,396
Other payables	22,683	23,752
Credit cards payables	34,393	50,140
Sales tax payable	60,839	21,914
Property tax payable	26,100	104,412
Other accrued expenses	26,062	173,493
Accrued salaries	26,543	74,820
	$426,717	$688,927

Note 7 – Leases

During the three months ended March 31, 2026 and 2025, the Company had eight operating lease agreements for a period of 4 years to 5 years. The leases were for corporate office, golf carts and golf equipment.

The components of leases related expenses charged to statements of income were as follows:

	For the three months ended
	March 31,
	2026 (unaudited)	2025 (unaudited)
Operating lease cost	$76,843	$57,664

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76,843	$57,664
Weighted average discount rate	5.46%	4.97%
Weighted average remaining lease term (years)	3.77	4.06

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2026 (unaudited)	2025 (audited)
Operating lease right-of-use asset	$869,016	$933,778
Operating lease liabilities:
Current portion	230,357	242,256
Non-current portion	638,659	691,522
	$869,016	$933,778

Future minimum lease payments under operating leases as of March 31, 2026 were as follows:

Period ending March 31,
2026 (excluding three months ended March 31, 2026)	$208,897
2027	247,495
2028	247,495
2029	193,535
2030	63,250
$960,672
Less: imputed interest	(91,656)
Operating lease liabilities	$869,016

Note 8 – Related Party Transactions

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping*	Shareholder and former Director of the Company
Mr. Cheung Chi Ping**	Shareholder and former Director of the Company

*	On January 28, 2026, Mr. Cheung Ching Ping resigned as Chairman of the Board and a Director of the Board, effective as of January 29, 2026.

**	On January 28, 2026, Mr. Cheung Chi Ping resigned as a Director of the Board, effective as of January 29, 2026.

On March 23, 2026, the board of directors approved the disposal of all three golf club memberships. The Company entered into two separate agreements to dispose (i) one golf club membership with a carrying amount of $319,998 as of December 31, 2025 for a cash consideration of $322,500 (the original acquisition price by the Company) to Mr. Cheung Chi Ping, former director of the Company, and (ii) two golf club memberships with an aggregate carrying amount of $58,836 as of December 31, 2025 with a cash consideration of $58,836 (the original acquisition price by the Company) to Mr. Cheung Ching Ping, former director of the Company. The disposal prices were based on the original acquisition costs of the memberships, which management believes approximate their fair values. The transactions were approved by the board of directors. All cash consideration of $381,336 was received and the Company recognized a gain on disposal of $2,502 during the three months ended March 31, 2026.

Amounts due to related parties

Amounts due to related parties consist of the following:

		March 31,	December 31,
Name	Nature	2026 (unaudited)	2025 (audited)
Mr. Cheung Ching Ping	Director’s remuneration(1)	-	100,000
Mr. Cheung Ching Ping	Payment of operating costs on behalf of the Company	30,946	12,789
Mr. Cheung Chi Ping	Director’s remuneration(2)	-	100,000
Mr. Cheung Chi Ping	Repayment of borrowings on behalf of the Company	3,809	3,809
		$34,755	$216,598

Notes:

(1)	For the three months ended March 31, 2026, the Company charged $37,500 as director’s remuneration/ salaries to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Ching Ping of $100,000 was fully settled in January 2026.

(2)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the three months ended March 31, 2026 and 2025, the Company charged $37,500 and $nil, respectively, as director’s remuneration/ salaries to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Chi Ping of $100,000 was fully settled in January 2026.

Note 9 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the three months ended March 31, 2026 and 2025 are disclosed in the table below:

	For the three months ended
	March 31,
	2026 (unaudited)	2025 (unaudited)
Over time:
Golf operations – annual subscription green fees	$70,767	$34,166

Point in time:
Golf operations – one-time green fees	1,058,806	994,774
Sales of food and beverage	244,805	225,803
Sales of merchandise	58,288	44,504
Ancillary revenue	36,712	29,124
	1,398,611	1,294,205

	$1,469,378	$1,328,371

Note 10 – Stock-Based Compensation

Stock options

On July 29, 2025, the Company adopted the 2025 Equity Incentive Plan (“2025 Plan”) with a contractual term of ten years which provides for the granting of stock options to the Company’s employees, officers, directors and consultants to purchase shares of the Company’s common stock in order to attract and retain qualified personnel, directors and consultants and align their interests with those of the Company’s shareholders. The Board of Directors of the Company approved the 2025 Plan on July 29, 2025 and August 13, 2025, respectively. Pursuant to the 2025 Plan, the Company may grant up to an aggregate of 1,500,000 stock options. Each stock option is exercisable for one share of common stock.

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

During the year ended December 31, 2025, 34,527 and 10,473 stock options were exercised and forfeited respectively and the outstanding balance was 1,455,000 as of December 31, 2025.

The following table summarizes the Company’s activity with respect to its stock options under the 2025 Plan for the three months ended March 31, 2026:

	Shares	Weighted-average exercise price
Outstanding as of January 1, 2026	1,455,000	1.121
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding at March 31, 2026	1,455,000	1.121

Exercisable as of March 31, 2026	1,455,000	1.121

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

On January 29, 2026, the Company granted Mr. Matthew Saker 150,000 shares of restricted shares of common stock as direct compensation for his services as interim chief executive officer and granted each of Mr. Christopher Schraft, Mr. Vuk Jeremic and Ms. Xinyue Jasmine Geffner 50,000 restricted shares of common stock as direct compensation for their services as independent directors. In addition, on March 1, 2026, the Company granted a consultant 200,000 restricted shares of common stock (100,000 upon execution, 100,000 on the first anniversary, subject to no earlier termination for cause), as equity compensation in accordance with a consulting services agreement for investor relations. As a result, share-based compensation of $1,434,750 and $nil was recognized in the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. Of the $1,434,750 share-based compensation recognized for the three months ended March 31, 2026, approximately $996,000 was included in salaries and benefits related to restricted shares issued to directors and officers, and $438,750 was included in other general and administrative expenses related to restricted shares issued to a consultant.

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

On January 17, 2024, 5,000,000 shares of Series A Preferred Stock was issued to Ace Champion Investments Limited (“Ace Champion”), 4,000,000 shares of Series A Preferred Stock was issued to Chrome Fields Asset Management LLC (“Chrome Fields Asset”), wholly-owned by Mr. Cheung Chi Ping and 1,000,000 shares of Series A Preferred Stock was issued to Trendy View Assets Management (“Trendy View”), at an aggregate cash consideration of $10,000.

On July 23, 2025, the Company also entered into a stock purchase agreement (the “Private SPA”) among the Company, Ace Champion, Trendy View, and Chrome Fields Asset (collectively, the “Sellers”), and certain buyers (the “Buyers”). Pursuant to the Private SPA, Ace Champion, Trendy View and Chrome Fields Asset agreed to sell 5,000,000, 4,000,000 and 1,000,000 shares of the Company’s series A preferred stock, respectively, and the Buyers agreed to purchase 10,000,000 shares of the Company’s series A preferred stock, par value $0.001 per share. Under the Private SPA, the shares of series A preferred stock were sold at $0.01 per share. The transaction closed on July 25, 2025.

As a result, as of March 31, 2026 and December 31, 2025, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the unaudited condensed consolidated financial statements as discussed in Note 1.

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

On January 17, 2024, the Company allotted 6,800,000 shares of common stock at par value $0.001 of the Company to Ace Champion, a company formed under the laws of the British Virgin Islands, which is wholly-owned by Mr. Cheung Ching Ping, brother of Mr. Cheung Chi Ping; and the Company allotted 1,360,000 shares of common stock at par value $0.001 to Trendy View, a company formed under the laws of the British Virgin Islands, which is wholly-owned by Mr. Cheung Yick Chung and Ms. Chan Lee, parents of Mr. Cheung Chi Ping. Total consideration for the subscription was $8,160. Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung and Ms. Chan Lee are collectively considered as Mr. Cheung’s family. After the allotment, Mr. Cheung Ching Ping, Mr. Cheung Chi Ping and Mr. Cheung Yick Chung and Ms. Chan Lee are ultimately holding 50%, 40% and 10% of the common stock of the Company.

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

On January 29, 2026, the Company granted Mr. Matthew Saker 150,000 shares of restricted shares of common stock, par value 0.001 per share, of the Company as direct compensation for his services as interim chief executive officer.

On January 29, 2026, the Company granted each of Mr. Christopher Schraft, Mr. Vuk Jeremic and Ms. Xinyue Jasmine Geffner 50,000 restricted shares of common stock, par value $0.001 per share, of the Company as direct compensation for their services as independent directors.

On February 4, March 12 and March 17, 2026, the Company issued 475,000, 1,000,000 and 500,000 shares of common stock at par value $0.001 to American Ventures LLC, respectively.

On March 1, 2026, the Company granted a consultant 200,000 restricted shares of common stock (100,000 upon execution, 100,000 on the first anniversary, subject to no earlier termination for cause), par value $0.001 per share, of the Company as equity compensation in accordance with a consulting services agreement for investor relations.

On March 10, 2026, the Company closed a private placement of 3,009,667 shares (including 1,959,667 common stock and 1,050,000 pre-funded warrants) at $3 per share, generating gross proceeds of $9,029,002, which after deducting placement agent fee, legal fee and other fees resulted in $8,073,933 net proceeds to the Company.

On March 12, March 13, March 16 and March 25, 2026, placement agent warrants of 350,000, 150,000, 100,000 and 1,500 were exercised and converted into a total of 601,500 shares of common stock of the Company at par value of $0.001, respectively.

As a result, as of March 31, 2026 and December 31, 2025, 20,204,682 and 15,268,515 shares of common stock are issued and outstanding respectively.

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

As of March 31, 2026, except for a total of 2,600,000 of the Pre-funded Warrants were exercised with outstanding balance of 26,556,069, none of the common A warrants and common B warrants were exercised and 601,500 placement agent warrants were exercised with outstanding balance of 1,789,304. The Company accounts for warrants as equity-classified instruments and recorded as a component of additional paid-in capital at the time of issuance and net of the placing agent fee.

On March 10, 2026, the Company closed a private placement of 3,009,667 shares (including 1,959,667 common stock and 1,050,000 pre-funded warrants) at $3 per share, generating gross proceeds of $9,029,002, which after deducting placement agent fee, legal fee and other fees resulted in $8,073,933 net proceeds to the Company. As of March 31, 2026, none of the pre-funded warrants were exercised.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the three months ended March 31, 2026 and 2025 are as follows:

Taxation in the statements of income represents:

	Three months ended March 31
	2026 (unaudited)	2025 (unaudited)
Tax provision for the period:
Current	$-	$-
Deferred
● Federal statutory tax
- Deferred tax assets
- utilization of NOLs brought forward	74,671	106,389
- Deferred tax liabilities
- (reversal) recognition for the period	(2,530)	7,985
	72,141	114,374
● State of Florida tax
- Deferred tax assets
- utilization of NOLs brought forward	19,557	27,469
- Deferred tax liabilities
- (reversal) recognition for the period	(663)	2,486
	18,894	29,955

Total income tax expenses	$91,035	$144,329

A reconciliation of the effective income tax rates reflected in the accompanying unaudited condensed consolidated statements of income to the federal statutory rate of 21% for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31
	2026 (unaudited)	2025 (unaudited)

Federal statutory tax rate	21.0%	21.0%
Effect of state of Florida tax	(1.6)%	7.3%
State tax effect of jurisdictional mix*	(27.0)%	6.9%
Effect of British Virgin Islands tax	0.0%	0.0%
Permanent difference	(0.2)%	0.0%
Effective tax rate	(7.8)%	35.2%

*	It represents the effect on the consolidated effective tax rate from expenses incurred and taxable income generated by Florida operations. Nevada does not impose corporate income tax.

The Company computes its interim income tax provision using the estimated annual effective tax rate method under ASC 740-270, adjusted for discrete items, if any. For the three months ended March 31, 2026, the Company recorded income tax expense of $91,035 despite a pre-tax book loss, primarily due to taxable income generated by Florida operations, utilization of net operating loss carryforwards, state tax effects, and permanent or non-deductible book-tax differences, including stock-based compensation as applicable. The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to state income taxes, jurisdictional mix, permanent differences, and utilization of NOL carryforwards. There were no material changes to the Company’s uncertain tax positions during the three months ended March 31, 2026.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the period/year	$40,760	$48,132
(Reversal) recognized during the period/year	(2,530)	(7,372)
End of the period/year	38,230	40,760
State of Florida tax:
Beginning of the period/year	10,037	11,982
(Reversal) recognized during the period/year	(663)	(1,945)
End of the period/year	9,374	10,037
Deferred tax liabilities	$47,604	$50,797

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the period/year	$251,827	$186,759
Recognized during the period/year	-	65,068
Utilized during the period/year	(74,671)	-
End of the period/year	177,156	251,827

State of Florida tax:
Beginning of the period/year	$57,420	40,393
Recognized during the period/year	-	17,027
Utilized during the period/year	(19,557)	-
End of the period/year	37,863	57,420

Less: valuation allowance	-	-
Deferred tax assets, net	$215,019	$309,247

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of March 31, 2026, the Company had $811,392 of NOLs which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

Note 13 – (Loss) Earnings per Common Stock

The following table presents the basic and diluted (loss) earnings per common stock computations

	Three months ended March 31
	2026 (unaudited)	2025 (unaudited)

Net (Loss) Income	(1,259,899)	266,212

Basic and diluted weighted average number of common stocks outstanding	44,903,730	12,446,667

(Loss) Earnings per common stock
Basic	(0.03)	0.02
Diluted	(0.03)	0.02

Basic (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stocks outstanding during the period. Diluted (loss) income per common stock is the same as basic (loss) income per common stock for all periods presented because the inclusion of all potential common stocks (1,455,000 stock options and 61,559,418 warrants) would have been anti-dilutive, as it would have reduced the net loss per share.

Note 14 – Risk and Uncertainties

Credit Risk

The Company’s principal financial assets are cash and cash equivalents, investment in convertible note and accounts and other receivables. The Company’s credit risk is primarily concentrated in its cash which is held with institutions with a high credit worthiness. The Company has not experienced losses on their accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The credit risk of the investment in convertible note is the potential loss from the issuer’s default with the entire $20 million concentrated in a single private company and therefore the investment in convertible note creates concentration risk. Management evaluated ASC 326 and concluded that no allowance was recorded because: (i) the note is held at amortized cost and no allowance for expected credit losses is required under ASC 326 based on the issuer’s creditworthiness and financial condition as of the origination date, with no evidence of credit deterioration in the short period since issuance; (ii) no event of default has occurred or is considered probable; and (iii) the Company has the ability and intent to hold the note to maturity, and the fixed 10% interest rate provides a reasonable return commensurate with the risk assumed. Management monitors the issuer’s credit quality on an ongoing basis and believes any potential credit losses would be immaterial to the consolidated financial statements.

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of March 31, 2026 and December 31, 2025 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of March 31, 2026 and December 31, 2025, the Company owed 91% and 87% of accounts payable to a key supplier, respectively.

For the three months ended March 31, 2026 and 2025, one vendor accounted for 11% and 26% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended March 31, 2026 and 2025, respectively.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as its financial liabilities carry interest at fixed rates.

The Company is not materially exposed to interest rate risk on the investment in convertible note because the note is measured at amortized cost, not fair value. Changes in market interest rates do not affect the carrying amount or interest income recognized, provided no impairment occurs. Additionally, the fixed 10% rate is locked in until maturity, and the Company intends to hold the note to maturity.

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

Typically, the Company ensures that it has sufficient cash on demand to meet expected operational expenses for a period of twelve months, including through operations and financial support from the Company’s stockholders and financial institutions. the Company is continuing to focus on improving operational efficiency and cost reductions and enhancing efficiency, as well as servicing of financial obligations: this excludes the potential impact of extreme circumstances that cannot reasonably be predicted, such as natural disasters. Management believes that the Company’s existing cash and cash equivalents, together with cash flows from operations, are sufficient to meet its liquidity needs for the next twelve months, and the Company does not have any going concern uncertainties.

Note 15 – Commitments and Contingencies

Lease Commitments

The Company entered into operating leases for corporate office, golf carts and golf equipment for terms of four to five years. The Company’s commitments for minimum lease payment under these operating leases as of March 31, 2026 are listed in section “Note 7 — “Leases”.

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

Note 16 – Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2026 up through May 12, 2026, which is the date that these unaudited condensed consolidated financial statements are available to be issued, there were no other material subsequent events that require disclosure in these consolidated financial statements other than disclosed below which has no effect on the unaudited condensed consolidated financial statements.

On April 6, 2026, the Company issued 200,000 shares of common stock at par value $0.001 to American Ventures LLC.

On April 9, April 24, April 28 and May 5, 2026, 400,000, 250,000, 300,000 and 250,000 common A warrants were exercised and converted into a total of 1,200,000 shares of common stock of the Company at par value of $0.001, respectively.

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

Our businesses are subject to seasonality and typically the first quarter of each year is our busiest season of the year. Then, even during our busy season, our business activities are affected by weather conditions. For the three months ended March 31, 2026, we did not experience an unusual number of rainy days, and our total revenue increased by 11% compared to the same period in 2025, driven by higher customer demand across all revenue streams.

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of March 31, 2026, and results of operations and cash flows for the three months ended March 31, 2026 and 2025. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s audited consolidated financial statements.

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

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of March 31, 2026 and December 31, 2025, the Company recognized $5,277 and $5,277 as an allowance for expected credit losses on accounts receivable, respectively.

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of March 31, 2026 and December 31, 2025 are accounted for as operating leases.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of March 31, 2026 and December 31, 2025, the Company recorded contract liabilities - deferred revenue of $164,683 and $145,980, respectively.

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

Results of Operations

	For the three months ended
	March 31,
	2026	2025

Revenue
Golf operations	$1,129,573	$1,028,940
Sales of food and beverage	244,805	225,803
Sales of merchandise	58,288	44,504
Ancillary revenue	36,712	29,124
Total revenue	1,469,378	1,328,371

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	395,808	323,259
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	67,472	65,882
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	29,873	23,298
Salaries and benefits	1,316,175	273,987
Depreciation	63,750	50,784
Other general and administration expenses	1,055,286	238,124
Total operating costs	2,928,364	975,334

(Loss) income from operations	(1,458,986)	353,037

Other income (expense)
Interest expense	-	(4,491)
Interest income from investment in convertible note	49,315	-
Other income	240,807	61,995
Total other income	290,122	57,504

(Loss) income before income tax	(1,168,864)	410,541

Income tax expenses	91,035	144,329

Net (Loss) Income	$(1,259,899)	$266,212

Revenue

Revenues disaggregated by major revenue streams for the three months ended March 31, 2026 and 2025 are disclosed in the table below:

	For the three months ended
	March 31,		Changes
	2026	2025	$	%
Golf operations
– annual membership dues	$70,767	$34,166	$36,601	107%
– one-time green fees	1,058,806	994,774	64,032	6%
Sales of food and beverage	244,805	225,803	19,002	8%
Sales of merchandise	58,288	44,504	13,784	31%
Ancillary revenue	36,712	29,124	7,588	26%
	$1,469,378	$1,328,371	$141,007	11%

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall increase in revenue period over period by $141,007 or 11% was mainly due to the increase in all revenue stream.

Revenue from golf operations increased by $100,633 or 10% from $1,028,940 for the three months ended March 31, 2025 to $1,129,573 for the three months ended March 31, 2026, which was driven by the increase in both one-time green fees from golf operations by $64,032 or 6% and annual membership dues from golf operations by $36,601 or 107%.

Revenue from annual membership dues accounted for 5% and 3% of total revenue for the three months ended March 31, 2026 and 2025. Such increase was mainly due to the increase in demand from customers who paid annual membership dues for the three months ended March 31, 2026.

One-time green fees from golf operations accounted for 72% and 75% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Increase in one-time green fees by 6% resulted from the increase in average price per round by 7% from $45 per round for the three months ended March 31, 2025 to $48 per round for the three months ended March 31, 2026 and the total number of rounds remained stable at approximately 22,000 rounds during the three months ended March 31, 2025 and approximately 22,000 rounds during the three months ended March 31, 2026.

Increase in revenue from sales of food and beverage by $19,002 or 8% from $225,803 for the three months ended March 31, 2025 to $244,805 for the three months ended March 31, 2026, which was contributed by the increase in quantities sold by 4% from approximately 37,000 for the three months ended March 31, 2025 to approximately 38,000 for the three months ended March 31, 2026 and the average unit price remained stable at $6 per unit for the three months ended March 31, 2025 and $6 for the three months ended March 31, 2026. The increase in quantity sold was in line with increase in golf operations.

Increase in revenue from sales of merchandise by $13,784 or 31% from $44,504 for the three months ended March 31, 2025 to $58,288 for the three months ended March 31, 2026, which was contributed by the increase in sales of men’s wear, golf balls and headwear by 31% as a result of the increase in sales to customers playing golf during the three months ended March 31, 2026.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The increase by $7,588 or 26% was mainly due to increase in demand for rental services for activities and events during the three months ended March 31, 2026.

Operating expenses

Operating expenses consisted of the following:

	For the three months ended
	March 31,
	2026	2025	Changes	%
Golf operating costs(1)	$395,808	$323,259	$72,549	22%
Cost of food and beverage sales(1)	67,472	65,882	1,590	2%
Cost of merchandise sales(1)	29,873	23,298	6,575	28%
Salaries and benefits	1,316,175	273,987	1,042,188	380%
Depreciation	63,750	50,784	12,966	26%
Other general and administrative expenses	1,055,286	238,124	817,162	343%
	$2,928,364	$975,334	$1,953,030	200%

(1)	Exclusive of depreciation and salaries and benefits shown separately above.

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased from $975,334 for the three months ended March 31, 2025 to $2,928,364 for the three months ended March 31, 2026, which was primarily due to the increases in golf operating costs, salaries and benefits and other general and administrative expenses during the current period with details discussed below.

Golf operating expenses consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating expenses by $72,549 or 22% from $323,259 for the three months ended March 31, 2025 to $395,808 for the three months ended March 31, 2026 which was attributable to the contractual price for the maintenance contract with Down-to-Earth, which increased as a result of the contract renewal.

The increase in cost of food and beverage by $1,590 or 2% from $65,882 for the three months ended March 31, 2025 to $67,472 for the three months ended March 31, 2026 was in line with the increase in sales of food and beverage.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Increase in cost of merchandise sales was in line with the increase in revenue from sales of merchandise.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management, operating team, cashier and administrative personnel. The increase in salaries and benefits by $1,042,188 or 380% was primarily due to the recognition of stock-based compensation of $996,000 in relation to the restricted stocks issued to directors as direct compensation for their services and the increase in directors fee and an increase in compensation paid to existing and former directors for services provided during the period, including transition and operational support services, by approximately $50,000.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was primarily attributable to the depreciation of significant capital additions made during 2025, including the installation of new greens and major clubhouse renovations.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $817,162 or 343% from $238,124 for the three months ended March 31, 2025 to $1,055,286 for the three months ended March 31, 2026 was mainly attributable to the recognition of stock-based compensation of $438,750 to the consultant of the Company as part of their compensation, the increase in legal and consulting fees by approximately $159,000, travelling expenses by approximately $75,000, director’s and officer’s liability insurance by approximately $24,000 and advertising and marketing expenses by approximately $10,000.

Other income (expense)

Other income (expense) mainly includes interest expenses regarding the bank and other borrowings incurred, bank interest income, dividend from money market accounts and additional service charges from customers who paid by credit cards. The increase in other income (expense) by $232,618 for the three months ended March 31, 2026 was mainly due to the increase in (i) interest income from investment in convertible note; (ii) dividend income generated from cash deposit in money market accounts; and (iii) bank interest income.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% to the income tax amount recorded for the three months ended March 31, 2026 and 2025.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the NOLs and temporary difference can be utilized.

As of March 31, 2026, the Company had $811,392 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax expenses of $91,035 for the three months ended March 31, 2026 and income tax expenses of $144,329 for the three months ended March 31, 2025. Please refer to Note 12 – Income Tax to the Unaudited Condensed Consolidated Financial Statements for more details.

Net (loss) income

Our net loss for the three months ended March 31, 2026 was $1,259,899 while our net income for the three months ended March 31, 2025 was $266,212. The change from net income to net loss was mainly due to the increase in our operating costs was higher than the increase in our revenue and our other income during the three months ended March 31, 2026.

Liquidity and Capital Resources

The following table sets forth a breakdown of our current assets and current liabilities as of dates indicated:

Working Capital

The following table summarizes our cash and working capital as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025	Changes	%
Current assets
Cash and cash equivalents	$17,519,830	$28,668,169	$(11,148,339)	(39)%
Accounts receivable – net	41,935	44,751	(2,816)	(6)%
Investment in convertible note	20,049,315	-	20,049,315	100%
Inventories, net	32,966	34,415	(1,449)	(4)%
Prepaid expenses	335,666	314,602	21,064	7%
Other current assets	125	20,124	(19,999)	(99)%
Total currents assets	$37,979,837	$29,082,061	$8,897,776	31%

Current liabilities
Accounts payable, other payables and accrued liabilities	$426,717	$688,927	$(262,210)	(38)%
Contract liabilities – deferred revenue	164,683	145,980	18,703	13%
Operating lease liabilities – current	230,357	242,256	(11,899)	(5)%
Due to related parties	34,755	216,598	(181,843)	(84)%
Total current liabilities	$856,512	$1,293,761	$(437,249)	(34)%

Net Working Capital	$37,123,325	$27,788,300	$9,335,025	34%

Accounts receivable

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit loss. The balances remained stable as of March 31, 2026 and December 31, 2025.

Investment in convertible note

On March 23, 2026, the Company received a convertible promissory note from Autonomous Power Corporation (the “Issuer”) with an original principal amount of $20,000,000. The investment in convertible note matures on March 23, 2027 and bears simple interest at a rate of 10% per annum. Interest is payable at maturity or upon earlier conversion, prepayment, or acceleration.

The Issuer may prepay the investment in convertible note at any time prior to maturity at an amount equal to the outstanding principal plus accrued interest and any other amounts due (the “Payment Amount”).

The investment in convertible note is not convertible at the holder’s option except upon the occurrence of an event of default. Upon an event of default, the holder may convert all or any portion of the Payment Amount into shares of the Issuer’s common stock at a fixed conversion price of $1,979 per share. If no event of default occurs, the investment in convertible note will be settled in cash at maturity.

The Company has not elected the fair value option under ASC 825 for this investment in convertible note. Accordingly, the investment in convertible note is measured at amortized cost, which equals the outstanding principal plus accrued but unpaid interest, less any allowance for expected credit losses as required under ASC 326. The Company evaluates the collectability of the investment in convertible note at each reporting period, considering historical information and current conditions. As of March 31, 2026, management has determined that no allowance for expected credit losses is necessary as no event of default has occurred, and the Issuer is expected to perform under the contractual terms. Interest income is recognized on an accrual basis using the effective interest method.

The conversion feature is contingent upon an event of default and is not exercisable by the holder absent such an event. As a result, separate derivative accounting under ASC 815 is not required unless and until the contingency is triggered.

As of March 31, 2026, the carrying amount of the investment in convertible note was $20,049,315. No event of default had occurred, and the Company has not triggered the conversion feature.

Inventories

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears, food and beverages. The Company keeps low inventories since the turnaround time is short.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the consultancy service of $293,750; (ii) the prepaid annual listing fee to Nasdaq of $62,966; (iii) the director’s and officer’s liability insurance premium of $41,200; and (iv) other prepaid expenses of $81,500 which was classified as current portion. These prepaid amounts are recognized as expenses over the respective service periods as the related benefits are received.

On March 17, 2025, the Company entered into a Strategic Services Agreement with Cross Border Capital Limited (“CBCL”), a Hong Kong-based advisory firm, pursuant to which CBCL agreed to provide the Company with business development leads for the acquisition of golf properties in Asia, golf property management contracts, and strategic corporate relationships in China, Japan, South Korea, Taiwan, and Singapore, for a period of 36 months ending March 14, 2028. The total fee under the agreement is $450,000, all of which was paid during fiscal year 2025. The agreement also provides for a success fee equal to 10% of the total contract value or profits of any transaction completed in connection with CBCL’s services. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the three months ended March 31, 2026, $37,500 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $143,750.

Regarding the annual listing fee starting from February 12, 2026 with gross payment of $72,500 and prepaid obligation insurance for directors and officers starting from July 25, 2025 with gross payment of $129,994, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $104,166 in aggregate was recognized as current portion of prepaid expenses.

Regarding the golf club membership fees, the Company prepaid $322,500, $38,000, and $20,836 for golf clubs located in mainland China, London, and Scotland, respectively, during the year ended 31 December 2025. The membership periods for these clubs are starting from November 20, 2025 to September 30, 2051, one year starting from January 1, 2026, and one year starting from January 1, 2026, respectively. The prepaid membership fees will be amortized according to the term for the membership since the Company expected the usage will be evenly distributed over the time period. Subsequent to year end On March 23, 2026, the board of directors approved the disposal of all three golf club memberships. The Company entered into two separate agreements to dispose (i) one golf club membership with a carrying amount of $319,998 as of December 31, 2025 for a cash consideration of $322,500 (the original acquisition price by the Company) to Mr. Cheung Chi Ping, former director of the Company, and (ii) two golf club memberships with an aggregate carrying amount of $58,836 as of December 31, 2025 with a cash consideration of $58,836 (the original acquisition price by the Company) to Mr. Cheung Ching Ping, former director of the Company. The disposal prices were based on the original acquisition costs of the memberships, which management believes approximate their fair values. The transactions were approved by the board of directors. All cash consideration of $381,336 was received during the three months ended March 31, 2026.

Accounts payable, other payables and accrued liabilities

Accounts payable and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Decrease in accounts payable and accrued liabilities balance by $262,210 or 38% from $688,927 as of December 31, 2025 to $426,717 as of March 31, 2026 was mainly due to the decrease in accrued expenses by approximately $147,000 as a result of settlement of accrued audit fee by $115,000 and decrease in property tax payable by approximately $78,000 due to the settlement of $104,000 during the current period.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by the customers. The increase in this balance by $18,703 or 13% was mainly due to the annual membership dues being received in advance outweighed the revenue recognized during the three months ended March 31, 2026.

Operating lease liabilities

The operating leases liabilities represented the leases for corporate office, golf cars and golf equipment for terms of four to five years. The operating leases – current remained stable at $230,357 and $242,256 as of March 31, 2026 and December 31, 2025, respectively.

Amounts due to related parties

Amounts due to related parties consist of the following:

Name	Relationship	Nature	March 31, 2026	December 31, 2025
Mr. Cheung Ching Ping*	Shareholder and former Director of the Company	Director’s remuneration(1)	-	100,000
Mr. Cheung Ching Ping*	Shareholder and former Director of the Company	Payment of operating costs on behalf of the Company	30,946	12,789
Mr. Cheung Chi Ping**	Shareholder and former Director of the Company	Director’s remunerations(2)	-	100,000
Mr. Cheung Chi Ping**	Shareholder and former Director of the Company	Repayment of borrowings on behalf of the Company	3,809	3,809
			$34,755	$216,598

*On January 28, 2026, Mr. Cheung Ching Ping resigned as Chairman of the Board and a Director of the Board, effective as of January 29, 2026.

** On January 28, 2026, Mr. Cheung Chi Ping resigned as a Director of the Board, effective as of January 29, 2026.

Notes:

(1)	For the three months ended March 31, 2026, the Company charged $37,500 as director’s remuneration/ salaries to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Ching Ping of $100,000 was fully settled in January 2026.

(2)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration/ salaries was granted by the Company every year based on the performance of the Company. For the three months ended March 31, 2026 and 2025, the Company charged $37,500 and $nil, respectively, as director’s remuneration/ salaries to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Chi Ping of $100,000 was fully settled in January 2026.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	For the three months ended
	March 31,
	2026	2025	Changes
Cash provided by (used in) Operating Activities	$385,085	$(81,193)	$466,278
Cash used in Investing Activities	$(20,027,014)	$(8,146)	$(20,018,868)
Cash provided by Financing Activities	$8,493,590	$7,954,375	$539,215
Net change in cash and cash equivalents	$(11,148,339)	$7,865,036	$(19,013,375)

Cash Flow from Operating Activities

During the three months ended March 31, 2026, our net cash provided by operating activities was approximately $385,085, primarily arising from net loss of $1,259,899, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash item mainly consisted of depreciation of $63,750, stock-based compensation of $1,434,750, interest income receivable from investment in convertible note of $49,315 and gain on disposal of club memberships of $2,502. Changes in operating assets and liabilities mainly include (i) a decrease in prepaid expenses of $326,509 mainly due to the disposal of three club membership with carrying amount of $378,834; (ii) a decrease in accounts payable, other payables and accrued liabilities of $262,210 due to decrease in accrued expenses and property tax payable; (iii) a decrease in deferred tax assets of $94,228; and (iv) a increase in contract liabilities of $18,703 due to the annual membership dues being received in advance outweighed the revenue recognized during the three months ended March 31, 2026.

During the three months ended March 31, 2025, our net cash used in operating activities was approximately $81,193, primarily arising from net income of $266,212, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash item mainly consisted of depreciation of $50,784. Changes in operating assets and liabilities mainly include (i) an increase in accounts receivables of $41,948 due to more customers who paid by credit cards near the period end; (ii) an increase in prepaid expenses of $447,981 due to the prepaid consultancy fee, prepaid annual listing fee to Nasdaq and prepaid director’s and officer’s liability insurance premium during the current period as mentioned above; and (iii) an decrease in accounts payable, other payables and accrued liabilities of $90,902 due to decrease in accrued expenses and property tax payable; and being partially offset by (iv) a decrease in deferred tax assets of $133,858 due to the utilization of NOLs for the current period; and (v) an increase in contract liabilities of $63,444 due to a large portion of annual membership dues being received during the current period of 2025 for services to be used by customers partly in fiscal year 2025.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, cash flows used in investing activities were mainly for the investment in convertible note of $20,000,000 and purchase of property and equipment of $27,014 for the building improvements.

During the three months ended March 31, 2025, cash flows used in investing activities were mainly for the purchase of property and equipment of $14,924 for the clubhouse improvements.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was the result of net proceeds from issue of common stocks of $8,073,933, proceeds from the exercise of placing agent warrants of 601,500, and was partially offset by net repayments of related party loans of $181,843.

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

Capital Expenditures

We incurred capital expenditures of $27,014 and $14,924 for the three months ended March 31, 2026 and 2025, respectively, which mainly related to the clubhouse improvements and purchase of pump station, respectively.

Contractual Obligations

Lease Agreements

The Company has eight leases classified as right of use operating leases for golf cars and golf equipment.

Future minimum lease payments under operating leases at March 31, 2026 were as follows:

Period ending March 31,	Total
2026 (excluding three months ended March 31, 2026)	$208,897
2027	247,495
2028	247,495
2029	193,535
2030	63,250
$960,672
Less imputed interest	(91,656)
Operating lease liabilities	$869,016

Future minimum lease payments under operating leases as of December 31, 2025 were as follows:

Year ending December 31,	Total
2026	$285,740
2027	247,495
2028	247,495
2029	193,535
2030	63,250
$1,037,515
Less imputed interest	(103,737)
Operating lease liabilities	$933,778

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

As of March 31, 2026, the Company held $17.5 million cash and cash equivalents and $20.1 million investment in convertible note. This investment in convertible note is not a cash equivalent. It matures on March 23, 2027, bears interest at 10% per annum, and is not convertible at the holder’s option unless an event of default occurs. Accordingly, the note does not contribute to the Company’s short-term liquidity for working capital or operating needs. Management expects the note to be settled in cash at maturity (or earlier prepayment) and does not rely on it to fund ongoing operations.

Taking into consideration the successful IPO listing on the Nasdaq Capital Market in February 2025, the private placement in July 2025, the Company’s existing cash and cash equivalents of $17.5 million, expected cash flows from operations, and the measures described above, management believes that the Company has sufficient liquidity to meet its anticipated cash needs for at least the next twelve months from the date of this report. The investment in convertible note does not impair liquidity, as it is separate from the Company’s cash resources and will not require any cash outlay by the Company prior to its maturity.

Material Weaknesses

During the three months ended March 31, 2026, management identified material weaknesses in the Company’s internal control over financial reporting related to (i) inadequate segregation of duties for certain key functions due to limited staff and resources; and (ii) a lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to formalize key controls over financial reporting. As of March 31, 2026, these material weaknesses had not been fully remediated. The Company intends to implement measures designed to improve its internal control over financial reporting, including hiring additional qualified accounting and financial reporting personnel and enhancing the formal documentation of polices and controls.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as at March 31, 2026 and December 31, 2025 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of March 31, 2026 and December 31, 2025, the Company owed 91% and 87% of accounts payable to a key supplier, respectively.

For the three months ended March 31, 2026 and 2025, one vendor accounted for 11% and 26% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended March 31, 2026 and 2025, respectively.

Interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as its financial liabilities carry interest at fixed rates.

The Company is not materially exposed to interest rate risk on the investment in convertible note because the note is measured at amortized cost, not fair value. Changes in market interest rates do not affect the carrying amount or interest income recognized, provided no impairment occurs. Additionally, the fixed 10% rate is locked in until maturity, and the Company intends to hold the note to maturity.

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

Typically, the Company ensures that it has sufficient cash on demand to meet expected operational expenses for a period of twelve months, including through operations and financial support from our stockholders and financial institutions. We are continuing to focus on improving operational efficiency and cost reductions and enhancing efficiency, as well as servicing of financial obligations: this excludes the potential impact of extreme circumstances that cannot reasonably be predicted, such as natural disasters. Management believes that the Company’s existing cash and cash equivalents, together with cash flows from operations, are sufficient to meet its liquidity needs for the next twelve months, and the Company does not have any going concern uncertainties.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at the end of the period covered by this quarterly report.

Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information (i) is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: May 12, 2026

AUREUS GREENWAY HOLDINGS INC.

	By:	/s/ Matthew J. Saker
Matthew J. Saker
Interim Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Sam Wai Sing Lui
Sam Wai Sing Lui
Chief Financial Officer
(Principal Financial and Accounting Officer)

