Form 10-Q
period 2026-06-30
Aureus Greenway Holdings Inc
filed 2026-08-13
CIK 2009312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-42507

Aureus Greenway Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0418678
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2995 Remington Boulevard

Kissimmee, Florida 34744

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code (407) 344 4004

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	PUSA	The Nasdaq Stock Market LLC

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

As of August 13, 2026 there were 26,943,582 of the registrant’s shares of common stock issued and outstanding.

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

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(Expressed in U.S. dollars, except for the number of shares)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$22,200,258	$28,668,169
Accounts receivable, net	68,029	44,751
Investment in convertible note	20,547,945	-
Inventories, net	31,361	34,415
Prepaid expenses	203,770	314,602
Other current assets	1,364	20,124
Total current assets	43,052,727	29,082,061

Non-current assets
Property and equipment, net	3,842,885	3,937,431
Operating lease right-of-use assets	803,421	933,778
Deferred tax assets	288,315	309,247
Prepaid expenses	106,250	488,821
Total non-current assets	5,040,871	5,669,277
Total Assets	$48,093,598	$34,751,338

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, other payables and accrued liabilities	$412,262	$688,927
Contract liabilities - deferred revenue	190,959	145,980
Due to related parties	-	216,598
Operating lease liabilities	218,343	242,256
Total current liabilities	821,564	1,293,761

Non-current liabilities
Operating lease liabilities - non-current	585,078	691,522
Deferred tax liabilities	44,936	50,797
Total non-current liabilities	630,014	742,319
Total Liabilities	1,451,578	2,036,080

Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock: 50,000,000 shares authorized; $0.001 par value, 20,000,000 shares of series A preferred stock designated; 10,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	10,000	10,000
Common stock: 450,000,000 shares authorized; $0.001 par value, 26,943,582 and 15,268,515 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	26,944	15,269
Additional paid-in capital	52,603,507	37,389,259
Accumulated deficit	(5,998,431)	(4,699,270)
Total Stockholder’s Equity	46,642,020	32,715,258
Total Liabilities and Stockholder’s Equity	$48,093,598	$34,751,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND

COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Expressed in U.S. dollars, except for the number of shares)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue
Golf operations	$493,400	$415,868	$1,622,973	$1,444,808
Sales of food and beverage	162,405	147,587	407,210	373,390
Sales of merchandise	28,368	20,904	86,656	65,408
Ancillary revenue	24,285	17,873	60,997	46,997
Total revenue	708,458	602,232	2,177,836	1,930,603

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	381,023	326,232	776,831	649,491
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	47,434	59,162	114,906	125,044
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	14,634	12,671	44,507	35,969
Salaries and benefits	266,603	248,953	1,582,778	522,940
Depreciation	63,836	52,013	127,586	102,797
Other general and administration expenses	698,397	329,704	1,753,683	567,828
Total operating costs	1,471,927	1,028,735	4,400,291	2,004,069

(Loss) income from operations	(763,469)	(426,503)	(2,222,455)	(73,466)

Other income (expense)
Interest expense	-	-	-	(4,491)
Interest income from investment in convertible note	498,630	-	547,945	-
Other income	149,613	83,724	390,420	145,719
Total other income, net	648,243	83,724	938,365	141,228

(Loss) income before income tax	(115,226)	(342,779)	(1,284,090)	67,762

Income tax (benefits) expenses	(75,964)	(53,518)	15,071	90,811

Net Loss	$(39,262)	$(289,261)	$(1,299,161)	$(23,049)

Comprehensive Loss	$(39,262)	$(289,261)	$(1,299,161)	$(23,049)

Loss per common stock (Note 13)
Basic and diluted	$(0.001)	$(0.021)	$(0.027)	$(0.002)

Weighted average number of common stocks outstanding
Basic and diluted	49,855,303	13,880,000	47,393,195	13,167,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	capital	receivables	deficit	Total

Balance, December 31, 2024 (Audited)	10,000,000	$10,000	10,880,000	$10,880	$2,082,456	$(11,632)	$(1,022,240)	$1,069,464

Issue of common stocks	-	-	3,000,000	3,000	9,897,234	-	-	9,900,234
Proceeds from stockholders for settlement of subscription receivables	-	-	-	-	-	11,632	-	11,632
Net income	-	-	-	-	-	-	266,212	266,212
Balance, March 31, 2025 (Unaudited)	10,000,000	$10,000	13,880,000	$13,880	$11,979,690	$-	$(756,028)	$11,247,542

Net loss	-	-	-	-	-	-	(289,261)	(289,261)
Balance, June 30, 2025 (Unaudited)	10,000,000	$10,000	13,880,000	$13,880	$11,979,690	$-	$(1,045,289)	$10,958,281

Balance, December 31, 2025 (Audited)	10,000,000	$10,000	15,268,515	$15,269	$37,389,259	$-	$(4,699,270)	$32,715,258

Issue of common stocks and pre-funded warrants (net of commission to placing agent) in private placement	-	-	1,959,667	1,960	8,071,973	-	-	8,073,933
Recognition of stock-based compensation	-	-	400,000	400	1,434,350	-	-	1,434,750
Proceeds from exercise of pre-funded warrants and placement agent warrants			2,576,500	2,576	598,924	-	-	601,500
Net loss	-	-	-	-	-	-	(1,259,899)	(1,259,899)
Balance, March 31, 2026 (Unaudited)	10,000,000	$10,000	20,204,682	$20,205	$47,494,506	$-	$(5,959,169)	$41,565,542

Proceeds from exercise of pre-funded warrants, common A warrants and placement agent warrants	-	-	6,738,900	6,739	5,007,751	-	-	5,014,490
Recognition of stock-based compensation	-	-	-	-	101,250	-	-	101,250
Net loss	-	-	-	-	-	-	(39,262)	(39,262)
Balance, June 30, 2026 (Unaudited)	10,000,000	$10,000	26,943,582	26,944	52,603,507	-	(5,998,431)	46,642,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AUREUS GREENWAY HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the six months ended
	June 30,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(1,299,161)	$(23,049)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	127,586	102,797
Unpaid director’s remuneration	-	60,000
Stock-based compensation	1,536,000	-
Interest income from convertible note	(547,945)	-
Gain on disposal of club memberships	(2,502)	-
Changes in operating assets and liabilities:
Accounts receivable	(23,278)	(3,203)
Prepaid expenses	495,905	(490,560)
Other current assets	18,760	(19,486)
Inventories	3,054	18,012
Deferred tax assets	20,932	95,059
Accounts payable, other payables and accrued liabilities	(276,665)	(64,846)
Contract liabilities - deferred revenue	44,979	(7,840)
Deferred tax liabilities	(5,861)	(4,248)
Net Cash Provided by (Used in) Operating Activities	91,804	(337,364)

Cash Flows from Investing Activities:
Receipt of short-term investment	-	6,778
Investment in convertible note	(20,000,000)	-
Purchase of property and equipment	(33,040)	(330,816)
Advances for property	-	(124,702)
Net Cash Used in Investing Activities	(20,033,040)	(448,740)

Cash Flows from Financing Activities:
Proceeds from issue of common stocks and pre-funded warrants	8,073,933	10,654,093
Proceeds from exercise of pre-funded warrants, common A warrants and placing agent warrants	5,615,990	-
Proceeds from related party loan	30,946	55,485
Repayments to related party loan	(247,544)	(2,391,645)
Repayments of bank and other borrowings	-	(192,378)
Deferred offering costs	-	(171,180)
Net Cash Provided by (Used in) Financing Activities	13,473,325	7,954,375

Net change in cash and cash equivalents	(6,467,911)	7,168,271
Cash and cash equivalents, beginning of period	28,668,169	457,142
Cash and cash equivalents, end of period	$22,200,258	$7,625,413

Supplemental cash flow information:
Cash paid for interest	$-	$4,491
Cash paid for taxes	$-	$-

Supplemental non-cash financing activity:
Prepaid offering costs net off with additional paid-in capital	$-	$582,679
Stock-based compensation by issuance of restricted shares	1,536,000	-
Initial recognition of lease obligations related to right-of-use assets	-	18,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Aureus Greenway Holdings Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026 and 2025

Note 1 - Organization and Business

Business

Aureus Greenway Holdings Inc. (the “Company” or “Aureus”) was incorporated on December 22, 2023 in the state of Nevada. We conduct business activities principally through our wholly-owned subsidiaries, Chrome Fields I, Inc. and Chrome Fields II, Inc. engaging in operation of golf course and selling of merchandise and food and beverages.

As of June 30, 2026, the Company owns and operates two golf clubs in Florida that consisting of over 289 acres of multi-service recreational property.

Pine Ridge Group Limited (“Pine Ridge”) was acquired by Mr. Cheung Chi Ping from independent third parties on December 31, 2013.

Aureus Merger Sub Inc. was incorporated on February 24, 2026 in the State of Delaware. On March 8, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Autonomous Power Corporation (“Powerus”) and Aureus Merger Sub Inc.. Pursuant to the Merger Agreement, Aureus Merger Sub Inc. will merge with and into Powerus, with Powerus surviving as a wholly owned subsidiary of the Company. Upon completion of the Merger, the Company will change its name to “Powerus Corporation”.

Under the terms of the Merger Agreement, each issued and outstanding share of Powerus common stock will be converted into 599.18229 shares of the Company’s common stock. Additionally, Powerus stockholders will receive a portion of 55 million Earn Out Shares, which are deemed fully earned, vested and non-contingent at Closing pursuant to the First Amendment to the Merger Agreement dated July 17, 2026. The Exchange Ratio is fixed and is not subject to adjustment based on changes in the market price of the Company’s common stock prior to the Merger. Upon completion of the Merger, former stockholders of Powerus are expected to own approximately 83.3% of the outstanding common stock of the combined company, with existing stockholders of the Company owning 16.7%.

As of June 30, 2026, the Merger had not been consummated. The Merger remains subject to customary closing conditions, including the effectiveness of a registration statement on Form S-4 filed with the SEC (see Note 16 – Subsequent Events), approval for listing of the Company’s common stock on Nasdaq, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the absence of any order or legal requirement that enjoins or otherwise prevents the consummation of the Merger.

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

As at the date of this report, details of the subsidiaries of the company are as follows:

Name	Place of formation	Ownership	Principal activity
Pine Ridge Group Limited (“Pine Ridge”)	British Virgin Islands (“BVI”)	100% (directly)	Investment holding
Aureus Merger Sub Inc.	Delaware	100% (directly)	Merger subsidiary (formed for the purpose of effecting the Merger with Autonomous Power Corporation)
Chrome Fields I, Inc. (“Chrome I”)	Delaware	100% (indirectly)	Investment holding
Chrome Fields II, Inc. (“Chrome II”)	Delaware	100% (indirectly)	Investment holding
FSC Clearwater, LLC (“Clearwater I”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Kissimmee Bay Country Club)
FSC Clearwater II, LLC (“Clearwater II”)	Florida	100% (indirectly)	Operation of golf course and selling of food and beverages and merchandise (Remington Golf Club)

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

The common stock of the Company began trading on the Nasdaq Capital Market afterwards under the ticker symbol “AGH” from February 13, 2025. Subsequently, the Company changed its Nasdaq ticker symbol from “AGH” to “PUSA”, effective May 15, 2026.

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position as of June 30, 2026, and results of operations and cash flows for the six months ended June 30, 2026 and 2025. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s audited consolidated financial statements.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company adopted this standard from January 1, 2025, which did not have a material impact on its unaudited consolidated financial statements and related disclosures.

Cash and Cash Equivalents

Cash and cash equivalents include cash at bank and demand deposits which have original maturities less than three months and are unrestricted as to withdrawal or use. As of June 30, 2026 and December 31, 2025, the Company had cash of $22,200,258 and $28,668,169, respectively.

Periodically, the Company may maintain cash and cash equivalent balances at financial institutions in excess of applicable insured or protected limits. The amount in excess of the Federal Deposit Insurance Corporation insurance limits or Securities Investor Protection Corporation insurance limits as of June 30, 2026, was approximately $20,446,691. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk is not significant.

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2026 and December 31, 2025, the Company recognized $5,277 and $5,277 as an allowance for expected credit losses on accounts receivable, respectively.

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

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the consultancy service of $256,250; (ii) the prepaid annual listing fee to Nasdaq of $44,890; and (iii) the director’s and officer’s liability insurance premium of $8,879. These prepaid amounts are recognized as expenses over the respective service periods as the related benefits are received.

Regarding the consultancy service expense, the Company has engaged a third-party consultant to provide business development regarding the acquisition of a new golf property and golf property management in Asia for a total consideration of $450,000 with service period of 36 months from March 15, 2025 to March 14, 2028. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the six months ended June 30, 2026, $75,000 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $106,250.

Regarding the annual listing fee starting from February 12, 2026 with gross payment of $72,500 and prepaid obligation insurance for directors and officers starting from July 25, 2025 with gross payment of $129,994, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $53,769 in aggregate was recognized as current portion of prepaid expenses.

As of June 30, 2026 and December 31, 2025, the Company had no allowance for expected credit losses provided for prepaid expenses.

Inventories, net

The Company’s inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears and the Company values inventories using the lower of cost, determined using FIFO, and net realizable value, which is generally based on the selling price expectations of the merchandise goods. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds net realizable value and, when determined necessary, record a reserve to reduce the carrying value to net realizable value. Changes in customer merchandise preference, current and anticipated demand, consumer spending, weather patterns, economic conditions, business trends or merchandising strategies could cause the Company’s inventory to be exposed to obsolescence or slow-moving merchandise. All goods are aged less than one year and the Company will offer discounts to customers to boost the selling but higher than that of purchase price. As of June 30, 2026 and December 31, 2025, no obsolescent goods were noted.

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

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants is estimated using an appropriate valuation model. Such warrant classification is also subject to re-evaluation at each reporting period. Offering costs associated with warrants classified as liabilities are expensed as incurred and are presented as offering cost related to warrant liability in the statement of operations. Offering costs associated with the sale of warrants classified as equity are charged against proceeds. As of June 30, 2026 and December 31, 2025, all warrants issued are classified within stockholders’ equity. The placing agent warrant is classified as equity and its fair value was $4,183,731 at grant date.

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

For disclosure purposes under ASC 825-10-50, the Company estimates that the fair value of the investment in convertible note approximates its carrying amount of $20,547,945 as of June 30, 2026. The note bears a fixed 10% interest rate and matures on March 23, 2027. Since the note was issued during the first quarter of 2026 and no significant changes in the issuer’s credit profile, financial condition, or relevant market conditions have occurred from issuance through June 30, 2026, management believes that the carrying value (principal plus accrued interest) remains a reasonable approximation of fair value. Additionally, the note is not convertible at the holder’s option absent an event of default, and no such event has occurred. Because there is no quoted market price for the note or observable market inputs for an identical or similar instrument, the fair value estimate is classified within Level 3 of the fair value hierarchy.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term nature of these instruments.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of June 30, 2026 and December 31, 2025 are accounted for as operating leases.

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

The details of related party transactions during the six months ended June 30 ,2026 and 2025 and balances as of June 30, 2026 and December 31, 2025 are set out in Note 8.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of June 30, 2026 and December 31, 2025, the Company recorded contract liabilities - deferred revenue of $190,959 and $145,980, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded during the six months ended June 30, 2026 and 2025, respectively.

Earnings / (Loss) Per Share

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

Segment Information

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CEO is the CODM. Management, including the CODM, reviews operation results by revenue, operating expenses, income (loss) from operations and net income (loss). Income (loss) from operations is the measure of profit or loss used by the CODM in assessing performance and making resource-allocation decisions. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280, because the Company provides golf operations, sales of merchandise, food and beverage and provides ancillary services to customers in most instances, and has only one team to provide products and services to customers. All assets of the Company are located in Florida and all revenue is generated from Florida.

The following table presents summary information of the Company’s single segment for the three months and six months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	708,458	602,232	2,177,836	1,930,603

Reconciliation to net (loss) income before taxes

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	381,023	326,232	776,831	649,491
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	47,434	59,162	114,906	125,044
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	14,634	12,671	44,507	35,969
Salaries and benefits	266,603	248,953	1,582,778	522,940
Depreciation	63,836	52,013	127,586	102,797
Other general and administration expenses*	698,397	329,704	1,753,683	567,828
	1,471,927	1,028,735	4,400,291	2,004,069
Measure of segment profit or loss :

Loss from operations	(763,469)	(426,503)	(2,222,455)	(73,466)

Other reconciliation items
Interest expense	-	-	-	(4,491)
Interest income from investment in convertible note	498,630	-	547,945	-
Other income	149,613	83,724	390,420	145,719
Total other income, net	648,243	83,724	938,365	141,228

(Loss) income before income tax	(115,226)	(342,779)	(1,284,090)	67,762

Income tax (benefits) expenses	(75,964)	(53,518)	15,071	90,811

Net Loss	(39,262)	(289,261)	(1,299,161)	(23,049)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Breakdown of other income:
Dividend income from money market accounts	85,460	75,302	253,402	119,908
Bank interest income	60,068	4,377	115,815	6,321
Credit card/customer service charges	4,085	4,045	18,700	19,490
Other miscellaneous income	-	-	2,503	-

	149,613	83,724	390,420	145,719

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Other segment disclosures
Total Assets	48,093,598	34,751,338

*	Other general and administrative expenses included legal and professional fees, insurance, rental expenses, bank and credit cards charges, travelling expenses, and office expenses and etc..

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to compare entities subject more easily to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We are currently evaluating the impact the adoption of ASU 2023-06 will have on its unaudited consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740), Improvements to Income Tax Disclosures, which provides guidance on the requirements such as the requirement that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The ASU should be applied prospectively. Retrospective application is permitted. We are currently evaluating the impact the adoption of ASU 2023-09 will have on its unaudited consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Topic 220-40): Expense Disaggregation Disclosures (“ASU 2024-03”). This update requires, among other things, more detailed disclosure about types of expenses in commonly presented expense captions such as cost of sales and selling, general, and administrative expenses, and is intended to improve the disclosures about an entity’s expenses including purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its unaudited consolidated financial statements and related disclosures.

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

The convertible note was issued in connection with the Company’s pending merger with Powerus pursuant to the Merger Agreement. The primary business purpose of this financing was to provide Powerus with interim working capital to sustain its operations, support business development, and maintain business continuity pending the closing of the merger. While the execution and timing of the convertible note are commercially linked to the merger process, the convertible note is a standalone, legally enforceable debt instrument governed by its own terms and conditions. The purchase of the convertible note does not modify or otherwise affect the exchange ratio, purchase price, or any other material terms of the Merger Agreement.

The repayment of the convertible note and the Company's right to convert it are not contingent upon the consummation or failure of the merger. If the merger is completed, the convertible note will become an intercompany receivable/payable within the consolidated group and will be eliminated in consolidation upon the closing of the merger. If the merger is not completed, Powerus remains legally obligated to repay the outstanding principal plus accrued interest at maturity or upon earlier prepayment, in accordance with the contractual terms of the convertible note.

The convertible note is not convertible at the Company’s option unless an event of default occurs. Upon an event of default, the Company may convert all or any portion of the payment amount into shares of the issuer’s common stock at a fixed conversion price of $1,979 per share. If no event of default occurs, the investment in convertible note is expected to be settled in cash at maturity.

The Company did not elect the fair value option under ASC 825. Accordingly, the investment in convertible note is measured at amortized cost, which includes outstanding principal plus accrued interest, less any allowance for expected credit losses under ASC 326. The Company evaluates the collectability of the investment in convertible note at each reporting period based on available information, including contractual terms, current conditions, and reasonable and supportable forecasts. As of June 30, 2026, no event of default had occurred and management determined that no allowance for expected credit losses was required.

The following table summarizes the movement of the investment in convertible note:

	For the six months ended
	June 30, 2026	June 30, 2025
	(unaudited)	(unaudited)
Beginning balance	$-	$-
Purchase of convertible note	20,000,000	-
Interest income accrued	547,945	-
Less: allowance for expected credit losses	-	-
Ending balance	$20,547,945	$-

Interest income from the convertible note was $547,945 and $nil for the six months ended June 30, 2026 and 2025, respectively. The carrying amount of the convertible note was $20,547,945 as of June 30, 2026 and $nil as of December 31, 2025. Please refer to Note 2, Fair Value of Financial Instruments, for the fair value disclosure related to the investment in convertible note.

Note 4 – Inventories, net

As of June 30, 2026 and December 31, 2025, the inventories of finished goods consisted of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Purchased goods	$31,361	$34,415
Less: Impairment of obsolete goods	-	-
	$31,361	$34,415

Note 5 – Property and Equipment, net

As of June 30, 2026 and December 31, 2025, the property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Land	$444,906	$444,906
Buildings and recreational facilities	2,843,758	2,817,892
Properties improvements	2,437,439	2,430,265
Furniture and equipment	217,971	217,971
	5,944,074	5,911,034
Less - accumulated depreciation	(2,101,189)	(1,973,603)
	$3,842,885	$3,937,431

Depreciation expenses for the six months ended June 30, 2026 and 2025, were $127,586 and $102,797, respectively.

Note 6 – Accounts Payables, Other Payables and Accrued Liabilities

As of June 30, 2026 and December 31, 2025, the accounts payable, other payables and accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Accounts payable	$197,322	$240,396
Other payables	19,303	23,752
Credit cards payables	29,463	50,140
Sales tax payable	13,807	21,914
Property tax payable	52,203	104,412
Other accrued expenses	85,728	173,493
Accrued salaries	14,436	74,820
Accounts payable, other payables and accrued liabilities	$412,262	$688,927

Note 7 – Leases

During the six months ended June 30, 2026 and 2025, the Company had eight and six operating lease agreements   for a period of 4 years to 5 years, respectively. The leases were for golf carts and golf equipment.

The components of leases related expenses charged to statements of income were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	78,325	58,345	$155,168	$116,009

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$153,685	$116,009
Weighted average discount rate	5.49%	5.00%
Weighted average remaining lease term (years)	3.58	3.89

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Operating lease right-of-use asset	$803,421	$933,778
Operating lease liabilities:
Current portion	218,343	242,256
Non-current portion	585,078	691,522
	$803,421	$933,778

Future minimum lease payments under operating leases as of June 30, 2026 were as follows:

Period ending December 31,
2026 (excluding six months ended June 30, 2026)	$132,056
2027	247,495
2028	247,495
2029	193,535
2030	63,251
$883,832
Less: imputed interest	(80,411)
Operating lease liabilities	$803,421

Note 8 – Related Party Transactions

Relationships with related parties

Name	Relationship
Mr. Cheung Ching Ping*	Shareholder and former Director of the Company
Mr. Cheung Chi Ping**	Shareholder and former Director of the Company

*	On January 28, 2026, Mr. Cheung Ching Ping resigned as Chairman of the Board and a Director of the Board, effective as of January 29, 2026.

**	On January 28, 2026, Mr. Cheung Chi Ping resigned as a Director of the Board, effective as of January 29, 2026.

On March 23, 2026, the board of directors approved the disposal of all three golf club memberships. The Company entered into two separate agreements to dispose (i) one golf club membership with a carrying amount of $319,998 as of December 31, 2025 for a cash consideration of $322,500 (the original acquisition price by the Company) to Mr. Cheung Chi Ping, former director of the Company, and (ii) two golf club memberships with an aggregate carrying amount of $58,836 as of December 31, 2025 with a cash consideration of $58,836 (the original acquisition price by the Company) to Mr. Cheung Ching Ping, former director of the Company. The disposal prices were based on the original acquisition costs of the memberships, which management believes approximate their fair values. The transactions were approved by the board of directors. All cash consideration of $381,336 was received and the Company recognized a gain on disposal of $2,502 during the six months ended June 30, 2026.

Amounts due to related parties

Amounts due to related parties consist of the following:

		June 30,	December 31,
Name	Nature	2026	2025
		(Unaudited)	(Audited)
Mr. Cheung Ching Ping	Director’s remuneration(1)	-	100,000
Mr. Cheung Ching Ping	Payment of operating costs on behalf of the Company	-	12,789
Mr. Cheung Chi Ping	Director’s remuneration(2)	-	100,000
Mr. Cheung Chi Ping	Repayment of borrowings on behalf of the Company	-	3,809
		$-	$216,598

Notes:

(1)	For the six months ended June 30, 2026 and 2025, the Company charged $75,000 and $30,000, respectively, as director’s remuneration/ salaries to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Ching Ping of $100,000 was fully settled in January 2026.

(2)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration was granted by the Company every year based on the performance of the Company. For the six months ended June 30, 2026 and 2025, the Company charged $75,000 and $30,000, respectively, as director’s remuneration/ salaries to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Chi Ping of $100,000 was fully settled in January 2026.

Note 9 – Revenue

Revenues disaggregated by major revenue streams and timing of revenue recognition for the three and six months ended June 30, 2026 and 2025 are disclosed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Over time:
Golf operations – annual subscription green fees	72,573	111,052	$143,340	$145,218

Point in time:
Golf operations – one-time green fees	420,827	304,816	1,479,633	1,299,590
Sales of food and beverage	162,405	147,587	407,210	373,390
Sales of merchandise	28,368	20,904	86,656	65,408
Ancillary revenue	24,285	17,873	60,997	46,997
	635,885	491,180	2,034,496	1,785,385

	708,458	602,232	$2,177,836	$1,930,603

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

The following table summarizes the Company’s activity with respect to its stock options under the 2025 Plan for the six months ended June 30, 2026:

	Shares	Weighted-average exercise price
Outstanding as of January 1, 2026	1,455,000	1.121
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding at June 30, 2026	1,455,000	1.121

Exercisable as of June 30, 2026	1,455,000	1.121

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

Regarding the stock options granted under 2025 Plan, the significant inputs and parameters were adopted in the Binomial Option Pricing Model were shown below:

Risk-free rate	4.15%
Expected life	10 years
Expected dividend yield	0.00%
Expected volatility	62.59%
Expected exercise multiple	2.2 to 2.8

Restricted shares

On January 29, 2026, the Company granted Mr. Matthew Saker 150,000 shares of restricted shares of common stock as direct compensation for his services as interim chief executive officer and granted each of Mr. Christopher Schraft, Mr. Vuk Jeremic and Ms. Xinyue Jasmine Geffner 50,000 restricted shares of common stock as direct compensation for their services as independent directors.

In addition, on March 1, 2026, the Company granted a consultant 200,000 restricted shares of common stock as equity compensation in accordance with a consulting services agreement for investor relations. The agreement provides that 100,000 shares were issued upon execution of the agreement (the “First Tranche”), and the remaining 100,000 shares are to be issued on the first anniversary of the agreement, subject to continued service and no earlier termination for cause (the “Second Tranche”).

As a result, share-based compensation of $1,536,000 and $nil was recognized in the consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively. Of the $1,536,000 share-based compensation recognized for the six months ended June 30, 2026, approximately $996,000 was included in salaries and benefits related to restricted shares issued to directors and officers, and $540,000 was included in other general and administrative expenses related to the consultant equity award, of which $405,000 was recognized for the First Tranche and $135,000 was recognized for the Second Tranche.

As of June 30, 2026, there was approximately $270,000 of unrecognized compensation cost related to the Second Tranche of the consultant equity award (100,000 unissued restricted shares). This cost is expected to be recognized over the remaining service period through February 28, 2027.

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

As a result, as of June 30, 2026 and December 31, 2025, 10,000,000 shares of Series A Preferred Stock are issued and outstanding. This has been retrospectively reflected in the unaudited condensed consolidated financial statements as discussed in Note 1.

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

On September 16, 2025, the Company issued 728,988 shares of common stock at par value $0.001 to American Ventures LLC  .

On October 1, October 3 and December 18, 2025, the Company issued an aggregate of 625,000 shares of common stock at par value $0.001 to American Ventures LLC upon the exercise of an equivalent number of pre-funded warrants issued by the Company in the July 2025 Private Placement.

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

On February 4, March 12, March 17, April 6, May 29, June 2 and June 4, 2026, the Company issued an aggregate of 3,675,000 shares of common stock at par value $0.001 to American Ventures LLC upon the exercise of an equivalent number of pre-funded warrants issued by the Company in the July 2025 Private Placement.

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

On March 12, March 13, March 16 and March 25, May 15, May 19, May 20, May 26, June 2 and June 4, 2026, placement agent warrants of 350,000, 150,000, 100,000, 1,500, 35,198, 20,596, 144,546, 37,441, 957,619 and 593,500 were exercised and converted into a total of 2,390,400 shares of common stock of the Company at par value of $0.001, respectively.

On April 9, April 24, April 28, May 5, June 2 and June 29, 2026, common A warrants of 400,000, 250,000, 300,000, 250,000, 1,650,000 and 400,000 were exercised and converted into a total of 3,250,000 shares of common stock of the Company at par value of $0.001, respectively.

As a result, as of June 30, 2026 and December 31, 2025, 26,943,582 and 15,268,515 shares of common stock are issued and outstanding respectively.

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

As of June 30, 2026, a total of 4,300,000 of the Pre-funded Warrants were exercised with outstanding balance of 24,856,069, a total of 3,250,000 of the common A warrants were exercised with outstanding balance of 26,635,057, none of the common B warrants were exercised and 2,390,400 placement agent warrants were exercised with outstanding balance of 404. The Company accounts for warrants as equity-classified instruments and recorded as a component of additional paid-in capital at the time of issuance and net of the placing agent fee.

On March 10, 2026, the Company closed a private placement of 3,009,667 shares (including 1,959,667 common stock and 1,050,000 pre-funded warrants) at $3 per share, generating gross proceeds of $9,029,002, which after deducting placement agent fee, legal fee and other fees resulted in $8,073,933 net proceeds to the Company. In addition, placement agent warrants of 240,774 (equivalent to 8% of 3,009,667 shares) were issued, which shall have an exercise price of $3 per share, immediately exercisable and have a term of five years from the date of issuance. As of June 30, 2026, none of the pre-funded warrants and placement agent warrants were exercised.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% and state of Florida tax rate of 5.5% to the income tax amount recorded for the six months ended June 30, 2026 and 2025 are as follows:

Taxation in the statements of operations represents:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Tax provision for the period:
Current	$-	$-	$-	$-
Deferred
● Federal statutory tax
- Deferred tax assets
- utilization of NOLs brought forward	-	-	16,588	75,109
- overprovision of DTA for first quarter	(58,083)	(31,280)	-	-
- Deferred tax liabilities
- (reversal) recognition for the period	(2,115)	(11,131)	(4,645)	(3,146)
	(60,198)	(42,411)	11,943	71,963
● State of Florida tax
- Deferred tax assets
- utilization of NOLs brought forward	-	-	4,344	19,950
- overprovision of DTA for first quarter	(15,213)	(7,519)	-	-
- Deferred tax liabilities
- (reversal) recognition for the period	(553)	(3,588)	(1,216)	(1,102)
	(15,766)	(11,107)	3,128	18,848

Total income tax (benefits) expenses	(75,964)	(53,518)	$15,071	$90,811

A reconciliation of the effective income tax rates reflected in the accompanying unaudited condensed consolidated statements of operations to the federal statutory rate of 21% for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effect of state of Florida tax	13.7%	3.3%	(0.2)%	27.8%
State tax effect of jurisdictional mix*	31.7%	(8.4)%	(21.8)%	84.2%
Effect of British Virgin Islands tax	0.0%	0.0%	0.0%	0.0%
Permanent difference	(0.5)%	0.0%	(0.2)%	1.0%
Effective tax rate	65.9%	15.9%	(1.2)%	134.0%

*	It represents the effect on the consolidated effective tax rate from expenses incurred and taxable income generated by Florida operations. Nevada does not impose corporate income tax.

Significant components of the deferred tax assets and deferred tax liabilities are presented below:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Deferred tax liabilities:
Accelerated depreciation
Federal statutory tax:
Beginning of the period/year	$40,760	$48,132
(Reversal) recognized during the period/year	(4,645)	(7,372)
End of the period/year	36,115	40,760
State of Florida tax:
Beginning of the period/year	10,037	11,982
(Reversal) recognized during the period/year	(1,216)	(1,945)
End of the period/year	8,821	10,037
Deferred tax liabilities	$44,936	$50,797

Deferred tax assets:
Net operating losses
Federal statutory tax:
Beginning of the period/year	$251,827	$186,759
Recognized during the period/year	-	65,068
Utilized during the period/year	(16,588)	-
End of the period/year	235,239	251,827

State of Florida tax:
Beginning of the period/year	$57,420	40,393
Recognized during the period/year	-	17,027
Utilized during the period/year	(4,344)	-
End of the period/year	53,076	57,420

Less: valuation allowance	-	-
Deferred tax assets, net	$288,315	$309,247

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the net operating loss and temporary difference can be utilized.

As of June 30, 2026, the Company had $1,087,981 of NOLs which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

Note 13 – Loss per Common Stock

The following table presents the basic and diluted loss per common stock computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Loss	(39,262)	(289,261)	(1,299,161)	(23,049)

Basic and diluted weighted average number of common stocks outstanding	49,855,303	13,880,000	47,393,195	13,167,293

Loss per common stock
Basic	(0.001)	(0.021)	(0.027)	(0.002)
Diluted	(0.001)	(0.021)	(0.027)	(0.002)

Basic loss per common stock is computed by dividing net loss by the weighted average number of common stocks outstanding during the period. Diluted loss per common stock is the same as basic loss per common stock for all periods presented because the inclusion of all potential common stocks (1,455,000 stock options and 56,761,292   warrants) would have been anti-dilutive, as it would have reduced the net loss per share.

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

The credit risk of the investment in convertible note is the potential loss from the issuer’s default with the entire $20 million concentrated in a single private company and therefore the investment in convertible note creates concentration risk. Management evaluated ASC 326 and concluded that no allowance was recorded because: (i) the note is held at amortized cost and no allowance for expected credit losses is required under ASC 326 based on the issuer’s creditworthiness and financial condition as of the origination date, with no evidence of credit deterioration in the short period since issuance; (ii) no event of default has occurred or is considered probable; and (iii) the fixed 10% interest rate provides a reasonable return commensurate with the risk assumed. Management monitors the issuer’s credit quality on an ongoing basis and believes any potential credit losses would be immaterial to the consolidated financial statements.

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as of June 30, 2026 and December 31, 2025 are aged within one year and collected all receivables subsequent to period end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of June 30, 2026 and December 31, 2025, the Company owed 95% and 87% of accounts payable to a key supplier, respectively.

For the six months ended June 30, 2026 and 2025, one vendor accounted for 14% and 26% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026 and 2025, one vendor accounted for 19% and 25%   of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended June 30, 2026 and 2025, respectively.

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

Typically, the Company ensures that it has sufficient cash on demand to meet expected operational expenses for a period of twelve months, including through operations and financial support from the Company’s stockholders and financial institutions. the Company is continuing to focus on improving operational efficiency and cost reductions and enhancing efficiency, as well as servicing of financial obligations: this excludes the potential impact of extreme circumstances that cannot reasonably be predicted, such as natural disasters. Management believes that the Company’s existing cash and cash equivalents, together with cash flows from operations, are sufficient to meet its liquidity needs for the next twelve months, and the Company does not have any going concern uncertainties  .

Note 15 – Commitments and Contingencies

Lease Commitments

The Company entered into operating leases for golf carts and golf equipment for terms of four to five years. The Company’s commitments for minimum lease payment under these operating leases as of June 30, 2026 are listed in section “Note 7 — “Leases”.

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

Note 16 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2026 up through August 13, 2026, which is the date that these unaudited condensed consolidated financial statements were issued. Other than the matter described below, there were no material subsequent events requiring disclosure in these unaudited condensed consolidated financial statements.

On July 17, 2026, the Company entered into a First Amendment to its merger agreement with Autonomous Power Corporation, which increases the earn-out shares to 55 million shares of Parent Common Stock while keeping the exchange ratio unchanged at 599.18229 shares per Target share; the amendment also provides for a potential 45-day automatic extension of the closing deadline if all conditions except antitrust approvals are satisfied, and the merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code, with completion still subject to regulatory clearances, stockholder approvals, Nasdaq listing, and other customary closing conditions. For more details, please refer to the 8-K dated July 17, 2026.

On July 30, 2026, the Company filed a Registration Statement on Form S-4 with SEC in connection with its proposed business combination with Autonomous Power Corporation. The registration statement has not yet become effective, and the merger remains subject to customary closing conditions, including the effectiveness of the registration statement and other regulatory approvals.

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

Our businesses are subject to seasonality and typically the first quarter of each year is our busiest season of the year. Then, even during our busy season, our business activities are affected by weather conditions. For the six months ended June 30, 2026, (i) we did not experience an unusual number of rainy days, and (ii) due to the fact that Remington was closed for renovation starting May 2025 and that in May and June 2026 Remington was in full operations, as a result our total revenue increased by 13% compared to the same period in 2025, driven by higher customer demand as well as higher prices across all revenue streams.

b.	Cost of maintenance due to inflation

The DTE Agreement was renewed in November 2025 and the renewed contractual price has been fully reflected during the six months ended June 30, 2026. The 10% higher contractual price is a reflection of the inflationary environment that has subsequently negatively impacted the labor, fertilizer and chemical markets.

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

The unaudited condensed consolidated financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2026, and results of operations and cash flows for the six months ended June 30, 2026 and 2025. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by the U.S. GAAP. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s audited consolidated financial statements.

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

Accounts Receivable, net

Accounts receivable mainly represent amounts due from customers paid by credit cards for provision of golf operations services and sales of merchandise and food and beverages which are recorded net of allowance for expected credit losses. The credit cards payment is to be settled either within few days after the year end date due to the timing difference for the payment transfer from credit card center to the bank accounts of the Company or within one month after the services were utilized by the customers who have authorized the Company to make the payment through their credit cards. The Company reviews accounts receivable periodically for collectability and establishes an allowance for expected credit losses and records provision for allowance for expected credit losses expense when deemed necessary. The Company records an allowance for expected credit losses that is based on historical trends, customer knowledge, any known disputes, future expectation, future economic situation consideration and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts receivable are written off against the allowance after all attempts to collect a receivable have failed. As of June 30, 2026 and December 31, 2025, the Company recognized $5,277 and $5,277 as an allowance for expected credit losses on accounts receivable, respectively.

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

Impairment for Long-Lived Assets

Long-lived assets, representing property and equipment with finite lives, are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FASB ASC 360-10-15. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If an impairment is identified, The Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2026 and December 31, 2025, no impairment of long-lived assets was recognized.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. All leases in the Group as of June 30, 2026 and December 31, 2025 are accounted for as operating leases.

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

The Company sells annual green fee subscriptions to local patrons. The performance obligation of the annual subscription is for the Company to provide a patron with access to the golf course and cart, subject to availability of a tee time for a patron to play a single round on the 18-hole course; the round of golf is expected to be completed before sunset of the day of the booking of that tee time. The Company recognizes revenue from these annual subscriptions on a monthly basis over twelve months. The annual subscriptions are non-refundable. Payments for subscriptions in the form of cash or credit card are received in advance, and are recorded as contract liabilities-deferred revenue, and recognized to revenue at the end of each month. Management believes that the services provided each month are substantially similar and result in the transfer of substantially similar services to the customers each month. That is, the benefit consumed by the customers is substantially similar for each month, even though the exact volume of services may vary. The Company concludes that the annual green fees subscription satisfies the requirements of ASC 606-10-25-14(b) to be accounted for as a single performance obligation. The annual subscriptions fees are fixed and there is no variable consideration, significant financing components or noncash consideration. There is no contract asset related to these annual green fee subscriptions. As of June 30, 2026 and December 31, 2025, the Company recorded contract liabilities - deferred revenue of $190,959 and $145,980, respectively.

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

Results of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue
Golf operations	$493,400	$415,868	$1,622,973	$1,444,808
Sales of food and beverage	162,405	147,587	407,210	373,390
Sales of merchandise	28,368	20,904	86,656	65,408
Ancillary revenue	24,285	17,873	60,997	46,997
Total revenue	708,458	602,232	2,177,836	1,930,603

Operating costs:
Golf operating costs (exclusive of depreciation and salaries and benefits shown separately below)	381,023	326,232	776,831	649,491
Cost of food and beverage sales (exclusive of depreciation and salaries and benefits shown separately below)	47,434	59,162	114,906	125,044
Cost of merchandise sales (exclusive of depreciation and salaries and benefits shown separately below)	14,634	12,671	44,507	35,969
Salaries and benefits	266,603	248,953	1,582,778	522,940
Depreciation	63,836	52,013	127,586	102,797
Other general and administration expenses	698,397	329,704	1,753,683	567,828
Total operating costs	1,471,927	1,028,735	4,400,291	2,004,069

(Loss) income from operations	(763,469)	(426,503)	(2,222,455)	(73,466)

Other income (expense)
Interest expense	-	-	-	(4,491)
Interest income from investment in convertible note	498,630		547,945	-
Other income	149,613	83,724	390,420	145,719
Total other income, net	648,243	83,724	938,365	141,228

(Loss) income before income tax	(115,226)	(342,779)	(1,284,090)	67,762

Income tax (benefits) expenses	(75,964)	(53,518)	15,071	90,811

Net Loss	$(39,262)	$(289,261)	$(1,299,161)	$(23,049)

Revenue

Revenues disaggregated by major revenue streams for the three months and six months ended June 30, 2026 and 2025 are disclosed in the table below:

	For the three months ended				For the six months ended
	June 30,		Changes		June 30,		Changes
	2026	2025	$	%	2026	2025	$	%
Golf operations
– annual membership dues	72,573	111,052	(38,479)	(35)%	$143,340	$145,218	$(1,878)	(1)%
– one-time green fees	420,827	304,816	116,011	38%	1,479,633	1,299,590	180,043	14%
Sales of food and beverage	162,405	147,587	14,818	10%	407,210	373,390	33,820	9%
Sales of merchandise	28,368	20,904	7,464	36%	86,656	65,408	21,248	32%
Ancillary revenue	24,285	17,873	6,412	36%	60,997	46,997	14,000	30%
	708,458	602,232	106,226	18%	$2,177,836	$1,930,603	$247,233	13%

Comparison for the six months ended June 30, 2026 and 2025

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall increase in revenue period over period by $247,233 or 13% was mainly due to the increase in one-time green fees, sales of food and beverage, sales of merchandise and ancillary revenue.

Revenue from golf operations increased by $178,165 or 12% from $1,444,808 for the six months ended June 30, 2025 to $1,622,973 for the six months ended June 30, 2026, which was driven by the increase in one-time green fees from golf operations by $180,043 or 14%.

Revenue from annual membership dues accounted for 7% and 8% of total revenue for the six months ended June 30, 2026 and 2025. It remained stable for the six months ended June 30, 2026 and 2025.

One-time green fees from golf operations accounted for 68% and 67% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Increase in one-time green fees by 14% resulted from the increase in average price per round by 5% from $40 per round for the six months ended June 30, 2025 to $42 per round for the six months ended June 30, 2026 and the total number of rounds increased from approximately 32,000 rounds during the six months ended June 30, 2025 to approximately 35,000 rounds during the six months ended June 30, 2026. The increase in revenue was also due to one of our golf courses, Remington Golf Club, was closed for renovation since mid-May in 2025, in which the number of rounds for Remington Golf Club increased by 89% in the second quarter.

Increase in revenue from sales of food and beverage by $33,820 or 9% from $373,390 for the six months ended June 30, 2025 to $407,210 for the six months ended June 30, 2026, which was contributed by the increase in quantities sold by 8% from approximately 59,000 for the six months ended June 30, 2025 to approximately 64,000 for the six months ended June 30, 2026 and the average unit price remained stable at $6 per unit for the six months ended June 30, 2026 and 2025. The increase in quantity sold was in line with increase in golf operations.

Increase in revenue from sales of merchandise by $21,248 or 32% from $65,408 for the six months ended June 30, 2025 to $86,656 for the six months ended June 30, 2026, which was contributed by the increase in sales of golf balls, men’s wear, gloves and headwear by 32% as a result of the increase in sales to customers playing golf during the six months ended June 30, 2026.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The increase by $14,000 or 30% was mainly due to the increase in demand for rental services for activities and events during the six months ended June 30, 2026.

Comparison for the three months ended June 30, 2026 and 2025

Our revenue is primarily comprised of golf operations, sales of food and beverage and sales of merchandise. Overall increase in revenue period over period by $106,226 or 18% was mainly due to the increase in one-time green fees, sales of food and beverage, sales of merchandise and ancillary revenue.

Revenue from golf operations increased by $77,532 or 19% from $415,868 for the three months ended June 30, 2025 to $493,400 for the three months ended June 30, 2026, which was driven by the increase in one-time green fees from golf operations by $116,011 or 38% and offset by a decrease in annual membership dues from golf operations by $38,479 or 35%.

Revenue from annual membership dues accounted for 10% and 18% of total revenue for the three months ended June 30, 2026 and 2025. It decreased by $38,479 or 35% mainly due to the decrease in demand from customers who paid annual membership dues for the three months ended June 30, 2026.

One-time green fees from golf operations accounted for 59% and 51% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Increase in one-time green fees by 38% resulted from the increase in total number of rounds by 30% from approximately 10,000 rounds during the three months ended June 30, 2025 to approximately 13,000 rounds during the three months ended June 30, 2026 and the average price per round increased from $30 per round for the three months ended June 30, 2025 to $32 per round for the three months ended June 30, 2026. The increase in revenue was also due to one of our golf courses, Remington Golf Club, was closed for renovation since mid-May in 2025, in which the number of rounds for Remington Golf Club increased by 89% in the second quarter.

Increase in revenue from sales of food and beverage by $14,818 or 10% from $147,587 for the three months ended June 30, 2025 to $162,405 for the three months ended June 30, 2026, which was contributed by the increase in quantities sold by 14% from approximately 22,000 for the three months ended June 30, 2025 to approximately 25,000 for the three months ended June 30, 2026, being offset by the decrease in average unit price by 14% from $7 per unit for the three months ended June 30, 2025 to $6 for the three months ended June 30, 2026. The increase in quantity sold was in line with increase in golf operations.

Increase in revenue from sales of merchandise by $7,464 or 36% from $20,904 for the three months ended June 30, 2025 to $28,368 for the three months ended June 30, 2026, which was contributed by the increase in sales of golf balls, men’s wear and gloves by 34% as a result of the increase in sales to customers playing golf during the three months ended June 30, 2026.

Ancillary revenue mainly represented the equipment and facilities rental, including the lease of our clubhouse and lease of golf club to our customers. The increase by $6,412 or 36% was mainly due to the increase in demand for rental services for activities and events during the three months ended June 30, 2026.

Operating expenses

Operating expenses consisted of the following:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2026	2025	Changes	%	2026	2025	Changes	%
Golf operating costs(1)	381,023	326,232	54,791	17%	$776,831	$649,491	$127,340	20%
Cost of food and beverage sales(1)	47,434	59,162	(11,728)	(20)%	114,906	125,044	(10,138)	(8)%
Cost of merchandise sales(1)	14,634	12,671	1,963	15%	44,507	35,969	8,538	24%
Salaries and benefits	266,603	248,953	17,650	7%	1,582,778	522,940	1,059,838	203%
Depreciation	63,836	52,013	11,823	23%	127,586	102,797	24,789	24%
Other general and administrative expenses	698,397	329,704	368,693	112%	1,753,683	567,828	1,185,855	209%
	1,471,927	1,028,735	443,192	43%	$4,400,291	$2,004,069	$2,396,222	120%

(1)	Exclusive of depreciation and salaries and benefits shown separately above.

Comparison for the six months ended June 30, 2026 and 2025

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased from $2,004,069 for the six months ended June 30, 2025 to $4,400,291 for the six months ended June 30, 2026, which was primarily due to the increase in golf operating costs, salaries and benefits and other general and administrative expenses and during the current period with details discussed below.

Golf operating costs consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating expenses by $127,340 or 20% from $649,491 for the six months ended June 30, 2025 to $776,831 for the six months ended June 30, 2026 which was attributable to the contractual price for the maintenance contract with Down-to-Earth, which increased as a result of the contract renewal as well as an increase in operating lease costs due to leasing additional golf carts and equipment.

The decrease in cost of food and beverage by $10,138 or 8% from $125,044 for the six months ended June 30, 2025 to $114,906 for the six months ended June 30, 2026 was due to improved procurement pricing and operational efficiency.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Increase in cost of merchandise sales by $8,538 or 24% was in line with the increase in revenue from sales of merchandise.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management team, operating team, cashier and administrative personnel. The increase in salaries and benefits by $1,059,838 or 203% was primarily due to the recognition of stock-based compensation of $996,000 in relation to the restricted stocks issued to directors as direct compensation for their services and the increase in directors fee and compensation paid to existing and former directors for services provided during the period, including transition and operational support services, by approximately $90,000.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was primarily attributable to the depreciation of significant capital additions made during 2025, including the installation of new greens and major clubhouse renovations.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $1,185,855 or 209% from $567,828 for the six months ended June 30, 2025 to $1,753,683 for the six months ended June 30, 2026 was mainly attributable to the recognition of stock-based compensation of $540,000 to the consultant of the Company as part of their compensation, the increase in legal, professional and consulting fees by approximately $318,000, travelling expenses by approximately $90,000, director’s and officer’s liability insurance by approximately $43,000 and advertising and marketing expenses by approximately $10,000.

Comparison for the three months ended June 30, 2026 and 2025

The operating expenses of the Company mainly consist of costs related to golf operations, costs related to sales of food and beverage and merchandise, salaries and benefits, depreciation and other miscellaneous administrative expenses. The overall operating expenses increased from $1,028,735 for the three months ended June 30, 2025 to $1,471,927 for the three months ended June 30, 2026, which was primarily due to the increases in golf operating costs, salaries and benefits and other general and administrative expenses during the current period with details discussed below.

Golf operating costs consisted of course upkeep expenses including the regular repair and maintenance of the golf courses and landscaping. Increase in golf operating costs by $54,791 or 17% from $326,232 for the three months ended June 30, 2025 to $381,023 for the three months ended June 30, 2026 which was attributable to the contractual price for the maintenance contract with Down-to-Earth, which increased as a result of the contract renewal as well as an increase in operating lease costs due to leasing additional golf carts and equipment.

The decrease in cost of food and beverage by $11,728 or 20% from $59,162 for the three months ended June 30, 2025 to $47,434 for the three months ended June 30, 2026 was due to improved procurement pricing and operational efficiency.

Our cost of merchandise sales consisted of mainly the purchase cost of golf balls, men’s and ladies’ wears and gloves. Increase in cost of merchandise sales was in line with the increase in revenue from sales of merchandise.

Our salaries and benefits mainly consisted of the director’s remuneration, the staff costs and welfare of management team, operating team, cashier and administrative personnel. The increase in salaries and benefits by $17,650 or 7% was primarily due to the increase in directors fee and an increase in compensation paid to existing and former directors for services provided during the period, including transition and operational support services, by approximately $15,000.

Our depreciation is mainly derived from the recreational building, golf carts, pump stations and other operating equipment. The increase in depreciation was primarily attributable to the depreciation of significant capital additions made during 2025, including the installation of new greens and major clubhouse renovations.

Other general and administrative expenses mainly consisted of professional fees, repair and maintenance of restaurant machineries and equipment, utilities, liability insurance, personal property tax and real estate tax, credit card charges and other miscellaneous administrative expenses. Increase in other general and administrative expenses by $368,693 or 112% from $329,704 for the three months ended June 30, 2025 to $698,397 for the three months ended June 30, 2026 was mainly attributable to the increase in legal and professional fees by approximately $152,000, travelling expenses by approximately $14,000 and director’s and officer’s liability insurance by approximately $18,000.

Comparison for the three and six months ended June 30, 2026 and 2025

Other income (expense)

Other income (expense) mainly includes interest expenses regarding the bank and other borrowings incurred, bank interest income, dividend from money market accounts and additional service charges from customers who paid by credit cards. The increase in other income (expense) by $797,137 for the six months ended June 30, 2026 was mainly due to the increase in (i) interest income from investment in convertible note; (ii) dividend income generated from cash deposit in money market accounts; and (iii) bank interest income.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new federal statutory rate of 21% to the income tax amount recorded for the three and six months ended June 30, 2026 and 2025.

The Group evaluated the recoverable amounts of deferred tax assets to the extent that future taxable profits will be available against which the NOLs and temporary difference can be utilized.

As of June 30, 2026, the Company had $1,087,981 of net operating losses (“NOLs”) which can be carried forward indefinitely.

The NOLs carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382.

The Company recorded income tax expenses of $15,071 and $90,811 for the six months ended June 30, 2026 and 2025, respectively.

Company recorded income tax benefits of $75,964 and $53,518 for the three months ended June 30, 2026 and 2025, respectively.

Please refer to Note 12 – Income Tax to the Unaudited Condensed Consolidated Financial Statements for more details.

Net loss

Our net loss for the six months ended June 30, 2026 and 2025 was $1,299,161 and $23,049, respectively. The increase in net loss by $1,276,112 or 5,537% was mainly due to the increase in our operating costs was higher than the increase in our revenue and our other income during the six months ended June 30, 2026.

Our net loss for the three months ended June 30, 2026 and 2025, was $39,262 and $289,261, respectively. The decrease in net loss by $249,999 or 86% was driven primarily by $498,630 of interest income from investment in convertible note and higher other income, which more than offset by the increase in our operating costs during the three months ended June 30, 2026.

Liquidity and Capital Resources

The following table sets forth a breakdown of our current assets and current liabilities as of dates indicated:

Working Capital

The following table summarizes our cash and working capital as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025	Changes	%
Current assets
Cash and cash equivalents	$22,200,258	$28,668,169	$(6,467,911)	(23)%
Accounts receivable – net	68,029	44,751	23,278	52%
Investment in convertible note	20,547,945	-	20,547,945	100%
Inventories, net	31,361	34,415	(3,054)	(9)%
Prepaid expenses	203,770	314,602	(110,832)	(35)%
Other current assets	1,364	20,124	(18,760)	(93)%
Total current assets	$43,052,727	$29,082,061	$13,970,666	48%

Current liabilities
Accounts payable, other payables and accrued liabilities	$412,262	$688,927	$(276,665)	(40)%
Contract liabilities – deferred revenue	190,959	145,980	44,979	31%
Operating lease liabilities – current	218,343	242,256	(23,913)	(10)%
Due to related parties	-	216,598	(216,598)	(100)%
Total current liabilities	$821,564	$1,293,761	$(472,197)	(36)%

Net Working Capital	$42,231,163	$27,788,300	$14,442,863	52%

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

The Company has not elected the fair value option under ASC 825 for this investment in convertible note. Accordingly, the investment in convertible note is measured at amortized cost, which equals the outstanding principal plus accrued but unpaid interest, less any allowance for expected credit losses as required under ASC 326. The Company evaluates the collectability of the investment in convertible note at each reporting period, considering historical information and current conditions. As of June 30, 2026, management has determined that no allowance for expected credit losses is necessary as no event of default has occurred, and the Issuer is expected to perform under the contractual terms. Interest income is recognized on an accrual basis using the effective interest method.

The conversion feature is contingent upon an event of default and is not exercisable by the holder absent such an event. As a result, separate derivative accounting under ASC 815 is not required unless and until the contingency is triggered.

As of June 30, 2026, the carrying amount of the investment in convertible note was $20,547,945. No event of default had occurred, and the Company has not triggered the conversion feature.

Inventories

Our inventories consist of merchandise goods such as golf balls, gloves, men’s wear and women’s wears. The Company keeps low inventories since the turnaround time is short.

Prepaid expenses

Prepaid expenses represent the prepayment for (i) the consultancy service of $256,250; (ii) the prepaid annual listing fee to Nasdaq of $44,890; and (iii) the director’s and officer’s liability insurance premium of $8,879. These prepaid amounts are recognized as expenses over the respective service periods as the related benefits are received.

On March 17, 2025, the Company entered into a Strategic Services Agreement with Cross Border Capital Limited (“CBCL”), a Hong Kong-based advisory firm, pursuant to which CBCL agreed to provide the Company with business development leads for the acquisition of golf properties in Asia, golf property management contracts, and strategic corporate relationships in China, Japan, South Korea, Taiwan, and Singapore, for a period of 36 months ending March 14, 2028. The total fee under the agreement is $450,000, all of which was paid during fiscal year 2025. The agreement also provides for a success fee equal to 10% of the total contract value or profits of any transaction completed in connection with CBCL’s services. The total amount in the contract will be amortized ratably to the service period since the services are expected to be provided evenly throughout the contract period. During the six months ended June 30, 2026, $75,000 of consultancy service fee was recognized in statement of operations and the remaining prepaid amount was recognized as prepaid expenses with current portion of $150,000 and non-current portion of $106,250.

Regarding the annual listing fee starting from February 12, 2026 with gross payment of $72,500 and prepaid obligation insurance for directors and officers starting from July 25, 2025 with gross payment of $129,994, the service contract has one year term and the prepaid amount was amortized throughout the contract period starting from the date of contract and the amortization costs were recognized as other general and administration expenses while the remaining balance amounting to $53,769 in aggregate was recognized as current portion of prepaid expenses.

Accounts payable, other payables and accrued liabilities

Accounts payable and accrued liabilities represented the payable to the vendors for the course upkeep costs, credit cards charge payables, sales tax payables and property tax payable. Decrease in accounts payable and accrued liabilities balance by $276,665 or 40% from $688,927 as of December 31, 2025 to $412,262 as of June 30, 2026 was mainly due to the decrease in accrued expenses by approximately $88,000, decrease in accrued salaries of approximately $60,000, decrease in property tax payable by approximately $52,000 and decrease in accounts payable of approximately $43,000 during the current period.

Contract liabilities – deferred revenue

Contract liabilities – deferred revenue represented the annual membership dues received in advance before the usage of golf course by the customers. The increase in this balance by $44,979 or 31% was mainly due to the annual membership dues being received in advance outweighed the revenue recognized during the six months ended June 30, 2026.

Operating lease liabilities

The operating leases liabilities represented the leases for golf cars and golf equipment for terms of four to five years. The operating leases – current remained stable at $218,343 and $242,256 as of June 30, 2026 and December 31, 2025, respectively.

Amounts due to related parties

Amounts due to related parties consist of the following:

Name	Relationship	Nature	June 30, 2026	December 31, 2025
Mr. Cheung Ching Ping*	Shareholder and former Director of the Company	Director’s remuneration(1)	-	100,000
Mr. Cheung Ching Ping*	Shareholder and former Director of the Company	Payment of operating costs on behalf of the Company	-	12,789
Mr. Cheung Chi Ping**	Shareholder and former Director of the Company	Director’s remunerations(2)	-	100,000
Mr. Cheung Chi Ping**	Shareholder and former Director of the Company	Repayment of borrowings on behalf of the Company	-	3,809
			$-	$216,598

*On January 28, 2026, Mr. Cheung Ching Ping resigned as Chairman of the Board and a Director of the Board, effective as of January 29, 2026.

** On January 28, 2026, Mr. Cheung Chi Ping resigned as a Director of the Board, effective as of January 29, 2026.

Notes:

(1)	For the six months ended June 30, 2026 and 2025, the Company charged $75,000 and $30,000, respectively, as director’s remuneration/ salaries to Mr. Cheung Ching Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Ching Ping of $100,000 was fully settled in January 2026.

(2)	For the sake of compensating Mr. Cheung Chi Ping’s involvement in the daily operations and management of golf operations of the Company, director’s remuneration/ salaries was granted by the Company every year based on the performance of the Company. For the six months ended June 30, 2026 and 2025, the Company charged $75,000 and $30,000, respectively, as director’s remuneration/ salaries to Mr. Cheung Chi Ping and recognized under salaries and benefits on the statements of operations. The balance is interest-free, unsecured and repayable on demand. As of December 31, 2025, the director’s remuneration payable to Mr. Cheung Chi Ping of $100,000 was fully settled in January 2026.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	For the six months ended
	June 30,
	2026	2025	Changes
Cash provided (used in) by Operating Activities	$91,804	$(337,364)	$429,168
Cash used in Investing Activities	$(20,033,040)	$(448,740)	$(19,584,300)
Cash provided by Financing Activities	$13,473,325	$7,954,375	$5,518,950
Net change in cash and cash equivalents	$(6,467,911)	$7,168,271	$(13,636,182)

Cash Flow from Operating Activities

During the six months ended June 30, 2026, our net cash provided by operating activities was approximately $91,804, primarily arising from net loss of $1,299,161, and adjusted for non-cash items and changes in operating assets and liabilities. Adjustment for non-cash item mainly consisted of depreciation of $127,586, stock-based compensation of $1,536,000, interest income receivable from investment in convertible note of $547,945 and gain on disposal of club memberships of $2,502. Changes in operating assets and liabilities mainly include (i) a decrease in prepaid expenses of $495,905 mainly due to the disposal of three club membership with carrying amount of $378,834; (ii) a decrease in accounts payable, other payables and accrued liabilities of $276,665 due to decrease in accrued expenses and property tax payable; (iii) a decrease in deferred tax assets of $20,932; and (iv) an increase in contract liabilities of $44,979 due to the annual membership dues being received in advance outweighed the revenue recognized during the six months ended June 30, 2026.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2026, cash flows used in investing activities were mainly for the investment in convertible note of $20,000,000 and purchase of property and equipment of $33,040 for the building improvements.

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

Cash Flows from Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was the result of net proceeds from issue of common stocks and pre-funded warrants of $8,073,933, proceeds from the exercise of pre-funded warrants, common A warrants and placing agent warrants of $5,615,990, and was partially offset by net repayments of related party loans of $216,598.

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

Capital Expenditures

We incurred capital expenditures of $33,040 and $455,518 for the six months ended June 30, 2026 and 2025, respectively, which mainly related to the clubhouse improvements and purchase of pump station, respectively.

Contractual Obligations

Lease Agreements

The Company has eight leases classified as right of use operating leases for golf cars and golf equipment.

Future minimum lease payments under operating leases at June 30, 2026 were as follows:

Year ending December 31,	Total
2026 (excluding six months ended June 30, 2026)	$132,057
2027	247,495
2028	247,495
2029	193,535
2030	63,250
$883,832
Less imputed interest	(80,411)
Operating lease liabilities	$803,421

Future minimum lease payments under operating leases as of December 31, 2025 were as follows:

Year ending December 31,	Total
2026	$285,740
2027	247,495
2028	247,495
2029	193,535
2030	63,250
$1,037,515
Less imputed interest	(103,737)
Operating lease liabilities	$933,778

Cash Flow Sufficiency

In order to meet the debt obligations and operating needs of our business, our management expects to satisfy the cash flow needs and through (i) closely monitoring the collection status of accounts receivable and actively following up with our customers for settlements; (ii) diversifying and broadening our customer base to avoid reliance on particular customers and to expand our sources of revenue and cash flow; (iii) effectively managing accounts payable and negotiating for longer credit periods from suppliers, when necessary; and (iv) continuing to focusing on improving operational efficiency and cost reductions and enhancing efficiency.

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

As of June 30, 2026, the Company held $22.2 million cash and cash equivalents and $20.5 million investment in convertible note. This investment in convertible note is not a cash equivalent. It matures on March 23, 2027, bears interest at 10% per annum, and is not convertible at the holder’s option unless an event of default occurs. Accordingly, the note does not contribute to the Company’s short-term liquidity for working capital or operating needs. Management expects the note to be settled in cash at maturity (or earlier prepayment) and does not rely on it to fund ongoing operations.

Taking into consideration the successful IPO listing on the Nasdaq Capital Market in February 2025, the private placement in July 2025, the Company’s existing cash and cash equivalents of $22.2 million, expected cash flows from operations, and the measures described above, management believes that the Company has sufficient liquidity to meet its anticipated cash needs for at least the next twelve months from the date of this report. The investment in convertible note does not impair liquidity, as it is separate from the Company’s cash resources and will not require any cash outlay by the Company prior to its maturity.

Material Weaknesses

During the six months ended June 30, 2026, management identified material weaknesses in the Company   ‘s internal control over financial reporting related to (i) inadequate segregation of duties for certain key functions due to limited staff and resources; and (ii) a lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to formalize key controls over financial reporting. As of June 30, 2026, these material weaknesses had not been fully remediated. The Company intends to implement measures designed to improve its internal control over financial reporting, including hiring additional qualified accounting and financial reporting personnel and enhancing the formal documentation of polices and controls.

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

The Company mitigates its credit risk on receivables by actively managing and monitoring its receivables. The Company mitigates credit risk by evaluating the creditworthiness of customers prior to conducting business with them and monitoring its exposure for credit losses with existing customers. Since all accounts receivable as at June 30, 2026 and December 31, 2025 are aged within one year and collected all receivables subsequent to year end, minimum credit risk was noted for accounts receivable.

Vendor concentration risk

As of June 30, 2026 and December 31, 2025, the Company owed 95% and 87% of accounts payable to a key supplier, respectively.

For the six months ended June 30, 2026 and 2025, one vendor accounted for 14% and 26% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026 and 2025, one vendor accounted for 19% and 25% of our total operating costs, respectively. No other vendor accounts for more than 10% of our total operating costs for the three months ended June 30, 2026 and 2025, respectively.

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

Internal Control over Financial Reporting

As disclosed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, management has identified material weaknesses in our internal control over financial reporting as of June 30, 2026, related to (i) inadequate segregation of duties for certain key functions due to limited staff and resources, and (ii) a lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to formalize key controls over financial reporting. As of June 30, 2026, these material weaknesses had not been fully remediated. The Company intends to implement measures designed to improve its internal control over financial reporting, including hiring additional qualified accounting and financial reporting personnel and enhancing the formal documentation of policies and controls.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II-OTHER INFORMATION

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: August 13, 2026

AUREUS GREENWAY HOLDINGS INC.

	By:	/s/ Matthew J. Saker
Matthew J. Saker
Interim Chief Executive Officer, and Director
(Principal Executive Officer)

	By:	/s/ Sam Wai Sing Lui
Sam Wai Sing Lui
Chief Financial Officer
(Principal Financial and Accounting Officer)

